Form 10-Q
period 2020-03-31
SITIME Corp
filed 2020-05-07
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-39135

SiTime Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0713868
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5451 Patrick Henry Drive Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 328-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SITM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2020, the registrant had 15,060,619 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$71,248	$63,418
Accounts receivable, net	15,820	17,659
Related party accounts receivable	565	1,073
Inventories	14,159	11,911
Prepaid expenses and other current assets	3,179	5,601
Total current assets	104,971	99,662
Property and equipment, net	9,627	9,288
Intangible assets, net	3,663	4,489
Right-of-use assets, net	9,780	9,790
Other assets	173	162
Total assets	$128,214	$123,391
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$4,315	$3,869
Accrued expenses and other current liabilities	8,020	8,442
Loan obligations	50,000	41,000
Total current liabilities	62,335	53,311
Lease liabilities	7,865	7,940
Total liabilities	70,200	61,251
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 15,061 and 14,968 shares issued and outstanding at March 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	117,129	116,162
Accumulated deficit	(59,117)	(54,024)
Total stockholders’ equity	58,014	62,140
Total liabilities and stockholders’ equity	$128,214	$123,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Revenue	$21,742	$14,817
Cost of revenue	11,766	7,228
Gross profit	9,976	7,589
Operating expenses:
Research and development	7,024	5,820
Selling, general and administrative	7,808	4,191
Total operating expenses	14,832	10,011
Loss from operations	(4,856)	(2,422)
Interest expense	(303)	(438)
Other income (expense), net	68	(10)
Loss before income taxes	(5,091)	(2,870)
Income tax benefit (expense)	(2)	—
Net loss	$(5,093)	$(2,870)
Net loss attributable to common stockholders and comprehensive loss	$(5,093)	$(2,870)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.29)
Weighted-average shares used to compute basic and diluted net loss per share	15,010	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	(in thousands)
Balances at December 31, 2019	14,968	$2	$116,162	$(54,024)	$62,140
Stock-based compensation expense	—	—	2,755	—	2,755
Net loss	—	—	—	(5,093)	(5,093)
Tax withholdings related to net share settlement of restricted stock units	93	—	(1,788)	—	(1,788)
Balances at March 31, 2020	15,061	$2	$117,129	$(59,117)	$58,014

Balances at December 31, 2018	10,000	1	58,431	(47,417)	11,015
Net loss	—	—	—	(2,870)	(2,870)
Balances at March 31, 2019	10,000	$1	$58,431	$(50,287)	$8,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,093)	$(2,870)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization expense	1,964	1,922
Non-cash operating lease cost and other	409	317
Stock-based compensation expense	2,755	—
Changes in assets and liabilities:
Accounts receivable, net	1,839	6,505
Related party accounts receivable	508	1,084
Inventories	(2,433)	680
Prepaid expenses and other assets	2,410	175
Accounts payable	371	(2,596)
Accrued expenses and other liabilities	476	288
Lease liabilities	(1,171)	(479)
Net cash provided by operating activities	2,035	5,026
Cash flows from investing activities
Purchase of property and equipment	(1,138)	(161)
Cash paid for intangibles	(279)	(217)
Net cash used in investing activities	(1,417)	(378)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(1,788)	—
Proceeds from loans from financial institutions	12,000	—
Principal payments on loan to financial institutions	(3,000)	—
Net cash provided by financing activities	7,212	—
Net increase in cash and cash equivalents	7,830	4,648
Cash and cash equivalents
Beginning of period	63,418	7,889
End of period	$71,248	$12,537
Supplemental disclosure of cash flow information
Interest paid during the period	46	27
Income taxes paid	—	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	153	6
Unpaid deferred offering costs	—	228
Right-of-use assets acquired under operating leases	300	7,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

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

The Company was a wholly-owned subsidiary of MegaChips Corporation (“MegaChips”), a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange until the Company completed its initial public offering in November 2019. MegaChips is now the largest stockholder of the Company and held approximately 66.4% of the Company’s outstanding common stock as of March 31, 2020.

Outbreak of Coronavirus Disease 2019 (“the COVID-19 pandemic”)

On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease known as COVID-19 as a global pandemic and recommended containment and mitigation measures.  On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies.  To combat the spread of the COVID-19 pandemic, the United States and other foreign countries in which the Company operates have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to work from home (“WFH”), which has impacted all aspects of the Company’s business as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations.

The Company anticipates the global health crisis caused by the COVID-19 pandemic will negatively impact business activity across the globe and the Company's results of operations.  The inputs into the Company’s judgments and estimates consider the economic implications of the COVID-19 pandemic, as the Company knows them, on the Company’s critical and significant accounting estimates.  The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Reporting Calendar

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a calendar year basis.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There had been no changes to these accounting policies except for the recently adopted accounting guidance as discussed below.

Recently Adopted Accounting Guidance

In August 2018, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The adoption of this standard did not have any impact on the Company's consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements in Topic 820. The adoption of this standard did not have any impact on the Company's disclosures.

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

Note 2. Net Loss Per Share

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholder of the Company:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(5,093)	$(2,870)
Weighted-average shares outstanding	15,010	10,000
Weighted average shares used to compute basic and diluted net loss per share	15,010	10,000
Net loss attributable to common stockholders per share, basic and diluted	$(0.34)	$(0.29)

Note 3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term debt obligations, and other current liabilities, approximate their fair values due to their short maturities.

At March 31, 2020 and December 31, 2019, cash balances in bank checking and savings accounts of $5.2 million and $28.4 million, respectively were valued using Level 1 of the fair value hierarchy. At March 31, 2020 and December 31, 2019, highly liquid money market funds of  $66.1 million and $35.0 million, respectively were valued using Level 1, of the fair value hierarchy, quoted prices in active markets for identical assets and are included in cash equivalents.

Note 4. Balance Sheet Components

Inventory

Inventory consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$856	$304
Work in progress	9,582	8,160
Finished goods	3,721	3,447
Total inventories	$14,159	$11,911

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Advance to suppliers	$1,271	$3,338
Prepaid expenses	1,113	1,279
Other current assets	795	984
Total prepaid and other current assets	$3,179	$5,601

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Lab Equipment	$18,040	$17,376
Computer Equipment	833	800
Furniture and fixtures	241	241
Construction in Progress	725	221
Leasehold improvements	4,079	4,074
	23,918	22,712
Accumulated depreciation	(14,291)	(13,424)
Total property and equipment, net	$9,627	$9,288

Depreciation expense related to property and equipment was $0.9 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Internal use software	$10,084	$10,022
Purchased intangibles	4,972	4,793
	15,056	14,815
Accumulated amortization	(11,393)	(10,326)
Intangible assets, net	$3,663	$4,489

Amortization expense for intangible assets was $1.1 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had $1.6 million of intangibles that were still in development stage and were not being amortized. The estimated aggregate future amortization expense for intangible assets in development stage and subject to amortization as of  March 31, 2020 is summarized as below:

(in thousands)
2020 (remainder)	$1,472
2021	1,002
2022	683
2023	506
2024 and beyond	—
$3,663

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Accrued payroll and related benefits	$2,005	$1,880
Price adjustment and other revenue reserves	951	1,222
Short term lease liability	1,177	1,874
Other accrued expenses	3,887	3,466
Total accrued expenses and other current liabilities	$8,020	$8,442

Note 5. Leases

The Company leases real estate property under operating leases. The Company was also a lessee and a sublessor from an accounting perspective for its Santa Clara lease through March 31, 2019. As of March 31, 2020, the Company did not have any leases that had not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of March 31, 2020:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Right-of-use assets	$9,780	$9,790
Lease liabilities included in accrued expenses and other current liabilities	1,177	1,874
Lease liabilities	7,865	7,940
Total operating lease liabilities	$9,042	$9,814
Weighted-average remaining lease term (years)	6.6	7.1
Weighted-average discount rate	4.2%	4.1%

The table below presents certain information related to the lease costs for operating leases three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$417	$307
Short-term lease cost	86	6
Variable lease cost	100	94
Total lease cost	$603	$407

Cash paid for operating lease liabilities was $1.2 million and $0.4 million, respectively for the three months ended March 31, 2020 and 2019. The Company sub-leased a portion of its Santa Clara facility through March 31, 2019 and received $0.1 million in sub-lease income for the three months ended March 31, 2019, which was included in the short-term lease cost above.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of March 31, 2020:

(in thousands)
2020	$1,032
2021	1,524
2022	1,567
2023	1,489
2024	1,532
2025 and beyond	3,202
Total minimum lease payments	10,346
Less: amount of lease payments representing interest	(1,304)
Present value of future minimum lease payments	9,042
Less: current obligations under leases	(1,177)
Long-term lease liabilities	$7,865

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

Note 6. Stockholders’ Equity

Equity Incentive Plans

The following table summarizes the restricted stock unit award (“RSU”), activity for the three months ended March 31, 2020:

		Grant Date
	Shares	Fair Value
	Outstanding	per share
Balance at December 31, 2019	2,989,322	$13.0
Granted	206,026	20.9
Vested	(149,141)	13.2
Forfeited	(130,939)	13.5
Balance at March 31, 2020	2,915,268	$13.5

For the three months ended March 31, 2020, the Company issued 92,542 shares of common stock in connection with the vesting of RSUs. The difference between the number of RSUs vested and the shares of common stock issued is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$56	$—
Research and development	942	—
Selling, general and administrative	1,757	—
Total stock-based compensation expense	$2,755	$—

As of March 31, 2020, there was $37.6 million of unrecognized compensation costs related to RSUs granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 4.06 years.

Note 7. Income Taxes

The quarterly provision for (benefit from) income taxes is based on applying the estimated annual effective tax rate to the year to date pre-tax income (loss), plus any discrete items. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) was signed into law. The new legislation includes a number of income tax provisions applicable to individuals and businesses. Due to historical net operating losses incurred in the U.S., the CARES Act did not have material impacts on the Company’s condensed consolidated financial statements as of March 31, 2020. The Company continues to examine the elements of the CARES Act and the impact it may have on its future business.

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Loss before income taxes	$(5,091)	$(2,870)
Provision (benefit) for income tax	(2)	—
Effective tax rate	0%	0%

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, there was no change to the previously recorded valuation allowances during the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company had $2.2 million and $2.2 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2020 and 2019, the Company had immaterial amounts related to the accrual of interest and penalties.

Note 8. Segment and Geographic Information

The Company operates in one reportable segment related to the design, development, and sale of silicon timing systems solutions.

Revenue by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Taiwan	$9,830	$7,669
Hong Kong	4,443	2,887
United States	1,802	1,206
Other	5,667	3,055
Total	$21,742	$14,817

The Company’s long-lived assets in the U.S. attributable to operations as of March 31, 2020 and December 31, 2019 were 96% and 97%, respectively, of total property and equipment and intangible assets.

Note 9. Debt Obligations

The Company has borrowed against the short-term revolving line of credit that it has arranged with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”) to fund its operations. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2020 and December 31, 2019 was 1.58% and 1.42%, respectively.

As of March 31, 2020, the Company was in compliance with all of the financial covenants under all of its debt agreements.

Debt obligations as of March 31, 2020 and December 31, 2019 consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Revolving line of credit:
MUFG	$50,000	$41,000
Balance	50,000	41,000
Less: Current portion of long-term debt	(50,000)	(41,000)
Long-term debt	$—	$—

As of March 31, 2020, debt obligations were as follows (dollars in thousands):

Lender	Loan Start Date	Loan Amount	Annual Interest Rate	Maturity Date
MUFG	3/23/2020	$3,000	2.46%	9/21/2020
MUFG	3/24/2020	9,000	2.37%	3/24/2021
MUFG	12/19/2019	38,000	2.97%	6/10/2020
		$50,000

As of December 31, 2019, debt obligations were as follows (dollars in thousands):

Lender	Loan Start Date	Loan Amount	Annual Interest Rate	Maturity Date
MUFG	12/19/2019	$38,000	2.97%	6/10/2020
MUFG	8/23/2019	3,000	3.10%	2/19/2020
		$41,000

As of March 31, 2020, the Company had remaining available credit of $30.0 million under its revolving line of credit with MegaChips and $20.0 million remaining available credit under its revolving line of credit with Sumitomo Mitsui Banking Corporation.

Note 10. Commitments and Contingencies

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

In March 2019, VTT Technical Research Centre of Finland, Ltd. filed suit in the United States District Court for the Northern District of California alleging infringement by the Company of a patent relating to a specific combination of features set forth in the asserted patent. The complaint seeks unspecified monetary damages and injunctive relief. On January 22, 2020, the Company participated in a mediation that had been ordered by the Court.  The case was not resolved at the mediation. The proceedings will continue according to the current case management schedule, which includes a Technology Tutorial on May 12, 2020 and a Markman Hearing on May 18, 2020. The Company has not accrued for a loss contingency relating to such matter as the loss is currently not probable and reasonably estimable.

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

Note 11. Related Party Transactions

The Company entered into a distribution agreement with MegaChips, whereby the Company appointed MegaChips as the exclusive distributor of its products in Japan. The Company sells products through MegaChips to distributors, resellers, or direct customers in Japan. The Company pays MegaChips a fixed percentage of the revenue as sales commission, which is recorded as commission expense and included in sales and marketing in the consolidated statements of operations and comprehensive loss.

In the three months ended March 31, 2020 the Company entered into an equipment purchase agreement with MegaChips Taiwan Corporation, a wholly-owned subsidiary of MegaChips Corporation.

In the three months ended March 31, 2020 the Company entered into a services and secondment agreement with MegaChips LSI USA Corporation, a wholly-owned subsidiary of MegaChips Corporation.

See Note 9, “Debt Obligations” for more information regarding the Company’s loan agreement with MegaChips.

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
MegaChips
Accounts receivable	$565	$1,073
Prepaid expenses and other current assets	102	18
Accounts payable	1	220
Affiliates
Accounts payable	87	—

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
MegaChips
Sales through distribution agreement	$1,146	$755
License expense	68	—
Commission expense	47	26
Affiliates
Consulting fees	117	—

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
MegaChips
Cash paid for commissions	$47	$26
Cash paid for licenses	17	—
Affiliates
Cash paid for consulting fees	117	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. . Forward-looking statements in this report include, but are not limited to, statements regarding:

•	our plans to introduce products into the clock IC market;
•	our plans to focus on clock IC and timing sync solutions in the future and to aggressively expand our presence in these two markets;
•	the impact of the COVID-19 pandemic on our business, revene and other operating results, liquidity, and cash flows, and our anticipated responses thereto;
•	our ability to address market and customer ;
•	anticipated trends, challenges and growth in our business and the markets in which we operate, including pricing expectations;
•	our expectations regarding our revenue, gross margin, and expenses;
•	expected impact of new legistlation and IRS guidance issued in response to the COVID-19 pandemic;
•

our belief as to the sufficiency of our existing cash and cash equivalents and funds available for borrowing under our credit facilities to meet our cash needs for at least the next 12 months and our future capital requirements over the longer term, including the potential impact of the COVID-19 pandemic thereon;

•	our expectations regarding dependence on our largest customer;
•	our customer relationships and our ability to retain and expand our customer relationships and to achieve design wins;
•	the success, cost, and timing of new products;
•	the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;
•	our expectations regarding competition in our existing and new markets;
•	regulatory developments in the United States and foreign countries;
•	the performance of, and our relationships with, our third-party suppliers and manufacturers;
•	our and our customers’ ability to respond successfully to technological or industry developments;
•	our ability to attract and retain key management personnel;
•	intellectual property and related litigation;
•	the adequacy and availability of our leased facilities;
•	the accuracy of our estimates regarding capital requirements, expectations regarding renewal of loans, and needs for additional financing;
•	our relationship with, and ownership percentage of, MegaChips Corporation (“MegaChips”);
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	our expectations regarding our ability to obtain, maintain, protect, and enforce intellectual property protection for our technology.

In addition, any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  Forward‑looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected or referenced in these forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A Risk Factors of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this prospectus by these cautionary statements.

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

We commenced commercial shipments of our first oscillator products in 2006. Substantially all of our revenue to date has been derived from sales of oscillator systems across our target end markets. We intend to introduce products into the clock IC market, which we began sampling in 2019, and to focus on clock IC and timing sync solutions in the future. We seek to aggressively expand our presence in these two markets.

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

Impact of COVID-19 on our Business

The future impact of the global emergence of the COVID-19 pandemic on our business is currently unknown. In an effort to protect the health and safety of our employees, we took proactive actions and adopted social distancing policies at our locations around the world, including WFH, reducing the number of people in our sites at any one time, and suspending employee travel. In an effort to contain the COVID-19 pandemic or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.

There remains a high degree of uncertainty in the global business environment given the impact of the COVID-19 pandemic which creates challenges with visibility beyond the near term.  We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, operations, and prospects, or on our financial results for the remainder of fiscal 2020 or beyond.

Results of Operations

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

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands except percentage)
Revenue	$21,742	$14,817	$6,925	47%

Revenue increased by $6.9 million, or 47%, for three months ended March 31, 2020 compared to the same period in the prior year. Revenue from our largest customer increased by $1.3 million from higher sales volume and higher ASP driven by the change in the mix of the products sold. The remaining increase of $5.6 million was primarily from higher sales volume and a slight increase in ASP of $0.01 mainly from our other customers in Asia. The overall average selling price of our products increased $0.01 year over year driven mostly by mix of products.

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

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands except percentage)
Cost of Revenue	$11,766	$7,228	$4,538	63%
Gross Profit	9,976	7,589	2,387	31%
Gross Margin	46%	51%

Gross profit increased by $2.4 million in the three months ended March 31, 2020 compared to the same period in the prior year. The gross profit for the period ended March 31, 2019 included a benefit of $1.3 million from the sale of previously reserved inventory.  Gross profit excluding this benefit of $1.3 million increased $3.7 million year over year mainly from higher sales volume and a slight increase in ASP as other manufacturing costs remained relatively flat.

Gross margin was lower by 5% in the three months ended March 31, 2020 when compared to the same period in the prior year. The gross margin for the period ended March 31, 2019 included a benefit of 8% or $1.3 million from sale of previously reserved inventory.  The gross margin excluding the benefit to the gross margin from the sale of the previosly reserved inventoy increased by 3% year over year from higher sales volume and a slight increase in ASP as other manufacturing costs remained relatively flat.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and commissions. Our operating expenses also include consulting costs, allocated costs of facilities, information technology and depreciation. We expect our operating expenses to fluctuate in absolute dollars and as a percentage of revenue over time.

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

Sales, General and Administrative

Sales, general and administrative expense consists of personnel costs, including stock-based compensation, professional and consulting fees, accounting and audit fees, legal costs, field application engineering support, travel costs, advertising expenses and allocated overhead costs. We expect sales, general and administrative expense to continue to increase in absolute dollars as we increase our personnel and grow our operations, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands except percentage)
Operating Expenses:
Research and development	$7,024	$5,820	$1,204	21%
Selling, general and administrative	7,808	4,191	3,617	86%
Total operating expenses	$14,832	$10,011	$4,821	48%

Research and development expense increased by $1.2 million, or 21%, for the three months ended March 31, 2020 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $1.1 million. This in turn was due to the timing of grants of employee equity awards upon the completion of our initial public offering in November 2019.

Selling, general and administrative expense increased by $3.6 million, or 86%, for the three months ended March 31, 2020 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $1.7 million, $0.5 million of additional legal expenses in connection with our patent litigation matter, higher personnel costs of $0.3 million largely related to increased headcount and expenses for services related to the requirements of being a public company.

Other Expense

Other income (expense) consists primarily of interest expense on our outstanding debt, foreign exchange gains and losses, and asset dispositions. See Note 7 to our consolidated financial statements under Item 8 for more information about our debt.

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands except percentage)
Interest Expense	$303	$438	$(135)	(31%)
Other expense, net	(68)	10	(78)	(780%)
Total other expense	$235	$448	$(213)	(48%)

Other expense decreased $0.2 million for three months ended March 31, 2020 compared to the same period in the prior year, primarily as a result of lower interest rates on lower balances on our outstanding revolving short-term debt during the three months ended March 31, 2020 as compared to 2019.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic.  In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of the COVID-19 pandemic. As of March 31, 2020, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate.

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands except percentage)
Income tax benefit	$(2)	$—	$(2)	n/a

Liquidity and Capital Resources

Before our initial public offering in November 2019, we financed our operations primarily through cash generated from product sales and proceeds from our credit facilities, including proceeds from our loan agreement with MegaChips. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $71.2 million and $63.4 million, respectively. Our principal use of cash is to fund our operations to support growth. As of the reporting date, it is challenging to assess the future impact of the COVID-19 pandemic on the Company.  We believe that one impact of the COVID-19 pandemic on the Company may be a decrease in the Company’s revenue. We are not currently aware of any other material short-term adverse influences on the Company.  However, at this point in time, we cannot predict what other impacts the COVID-19 pandemic may have on the Company. We believe that our existing cash and cash equivalents and funds available for borrowing under our credit facilities of an aggregate of approximately $50.0 million as of March 31, 2020, will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot provide any assurance that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$2,035	$5,026
Net cash used in investing activities	(1,417)	(378)
Net cash provided by financing activities	7,212	—
Net increase in cash and cash equivalents	$7,830	$4,648

Operating Activities

In the three months ended March 31, 2020, cash provided by operating activities of $2.0 million was primarily due to a net loss of $5.1 million offset by non-cash expenses of $5.1 million and an increase in operating assets and liabilities of $2.0 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense, and non-cash operating lease costs. Operating assets and liabilities increased primarily due to by lower prepaid expenses and other current assets related to advance payments to suppliers for inventory, higher accrued expenses and other liabilities due to timing of payments and lower accounts receivables and related party receivables due to timing of shipments and collections partially offset by an increase in inventories as we managed our inventory levels and lower lease liabilities due to timing of payments.

In the three months ended March 31, 2019, cash provided by operating activities of $5.0 million was primarily due to a net loss of $2.9 million and an increase in operating assets and liabilities of $5.7 million offset by non-cash expenses of $2.2 million. The increase in operating assets and liabilities was primarily due to lower accounts receivable and related party receivables due to timing of shipment and collections partially offset by decrease in accounts payable due to timing of payments. Non-cash items included depreciation and amortization, and non-cash operating lease costs.

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

In three months ended March 31, 2020, cash used in investing activities was $1.4 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes.

In three months ended March 31, 2019, cash used in investing activities was approximately $0.4 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes.

Financing Activities

Cash provided by financing activities includes proceeds from borrowings under our credit facilities and proceeds from issuance of shares.

In three months ended March 31, 2020, cash used in financing activities was $7.2 million, consisting of borrowings of $12.0 million offset by repayments of $3.0 million under our short-term revolving line of credit and $1.8 million payment of tax withholdings paid on behalf of employees for net share settlement at the time of vesting.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of March 31, 2020:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations	$50,000	$50,000	$—	$—	$—
Operating leases	10,346	1,032	3,091	3,021	3,202
Purchase obligations	912	912	—	—	—
Total	$61,258	$51,944	$3,091	$3,021	$3,202

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The aggregate amount of our obligations under these contracts is approximately $1.8 million as of March 31, 2020.

We signed an operating lease agreement for our corporate headquarters in Santa Clara, California that commenced on October 20, 2016 and will expire on December 31, 2026. The agreement provides for an option to renew for an additional five years and for rent payments through the term of the lease payment. We also lease office space in Michigan, Malaysia, Japan, the Netherlands, and Ukraine, and all under operating leases with various expiration dates through December 2022.

We purchase components and wafers from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancellable and unconditional purchase commitments once the production has started. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on its business needs prior to firm orders being placed.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission, or

SEC, has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) inventory; (3) stock-based compensation; (4) accounting for income taxes and (5) segment reporting. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 3, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We had cash and cash equivalents of $71.2 million and $63.4 million as of March 31, 2020 and December 31, 2019, respectively, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding debt of $50.0 million and $41.0 million as of March 31, 2020 and December 31, 2019, respectively, of which all are due within 12 months, and we plan to renew some of those loans for another term to be determined by us.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15 (e) and 15d – 15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this item is included in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I Item 1, of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors, the order of which is not necessarily indicative of the level of risk that each poses to us, which could cause actual results or events to differ materially from those contained in any forward-looking statements made by us. Any of these factors could have a material adverse effect on our business, results of operations, financial condition, or stock price. Our operations could also be affected by other factors that are presently unknown to us or not considered significant.

Risks Related to Our Business and Our Industry

The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.

The effects of the global spread of the disease caused by the COVID-19 pandemic on our business are evolving and difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy and it is unclear how long the pandemic will continue to do so. To combat the spread of COVID-19, the United States and other foreign countries in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to WFH, which has impacted all aspects of our business as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations. The continuation of WFH and other restrictions for an extended period of time may negatively impact our productivity, product development, operations, sales and support, business and financial results. Among other things, the COVID-19 pandemic may result in:

•	a decrease in demand and/or prices for our products;
•	a global economic recession or depression that could significantly reduce demand and/or prices for our products;
•	reduced productivity in our product development, operations, marketing, sales and other activities;
•	disruptions to our supply chain;
•	increased costs resulting from WFH or from our efforts to mitigate the impact of the COVID-19 pandemic;
•	reduced access to financing to fund our operations due to a deterioration of credit and financial markets; or
•	higher rate of losses on our accounts receivables due to credit defaults

The continued disruption in the manufacture, shipment and sales of our products may negatively and materially impact our operating and financial operating results, including revenue, gross margins, operating margins, cash flows and other operating results. The resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could occur resulting in continued disruption to us, our suppliers and/or our customers. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition for the remainder of 2020 and beyond.

A downturn in the worldwide economy may harm our business.

The COVID-19 pandemic could cause a downturn in the worldwide economy, which would likely result in reduced demand for our products our customers’ products. Reduced demand for our products could result in significant decreases in sales and margins. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Adverse economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, a downturn in the worldwide economy could have a material adverse effect on our business, results of operations, or financial condition.

We currently depend on one end customer for a large portion of our revenue. The loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results.

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 34%, 35% and 40% of our revenue for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. Revenue attributable to this end customer has decreased in absolute dollars and as a percentage of revenue from 2018 to 2019. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas, Arrow, and Quantek, we have a development and supply agreement, which provides a general framework for our transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors and resellers, who in turn sell to our end customers. For the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, our top three distributors by revenue together accounted for approximately 57%. 59% and 65% of our revenue, respectively. Based on our shipment information, we believe that revenue attributable to our top ten end customers accounted for 55%, 57%, and 60% of our revenue in the three months ended March 31, 2020 and for the years ended December 31, 2019 and 2018, respectively. Sales attributable to our largest end customer accounted for approximately 34%, 35%, and 40%, of our revenue for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. We expect the composition of our top end customers to vary from period to period, and that revenue attributable to our top ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our silicon timing systems solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:

•	the impact of the COVID-19 pandemic on our business, suppliers and customers
•	customer demand and product life cycles;
•	the receipt, reduction, or cancellation of, or changes in the forecasts or timing of, orders by customers;

•	fluctuations in the levels of inventories held by our distributors or end customers;
•	the gain or loss of significant customers;
•	market acceptance of our products and our customers’ products;
•	our ability to develop, introduce, and market new products and technologies on a timely basis;
•	the timing and extent of product development costs;
•	new product announcements and introductions by us or our competitors;
•	our research and development costs and related new product expenditures and our ability to achieve cost reductions in a timely or predictable manner;
•	seasonality and fluctuations in sales by product manufacturers that incorporate our silicon timing systems solutions into their products;
•	end-market demand into which we have limited insight, including cyclicality, seasonality, and the competitive landscape;
•	cyclical fluctuations in the semiconductor market;
•	fluctuations in our manufacturing yields;
•	significant warranty claims, including those not covered by our suppliers;
•	changes in our pricing, product cost, and product mix; and
•	supply chain disruptions, delays, shortages, and capacity limitations as a result of the COVID-19 pandemic or other reasons.

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

As of March 31, 2020, December 31, 2019 and 2018, we had an accumulated deficit of $59.1 million, $54.0 million and $47.4 million, respectively. We generated net losses of $5.1 million, $6.6 million and $9.3 million in three months ended March 31, 2020, 2019 and 2018, respectively. The loss in 2018 was primarily attributable to a reduction in revenue from our largest end customer and inventory write-down. The loss in 2019 was primarily due to a decrease in revenue from customers in Asia primarily as a result of lower sales volume, as well as a reduction in revenue from our largest end customer. We may continue to incur net losses in the future.

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

Our gross margins may fluctuate due to a number of factors, including customer and product mix, market acceptance of our new products, timing and seasonality of the end-market demand, yield, wafer pricing, packaging and testing costs, competitive pricing dynamics, the impact of the COVID-19 pandemic and geographic and market pricing strategies.

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

Our recent revenue should not be considered indicative of our future performance. For the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, our revenue was $21.7 million, $84.1 million and $85.2 million, respectively. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, and challenges and our failure to capitalize on growth opportunities.

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

Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support, and other resources, are more established than we are and have significantly better brand recognition and broader product offerings. This in turn may enable them to better withstand adverse economic or market conditions, such as those caused by the current COVID-19 pandemic, in the future and significantly reduce their pricing so as to compete against us. Our ability to compete successfully will depend on a number of factors, including:

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

We believe that our company culture, which promotes innovation, open communication, and teamwork, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•	failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values and mission;
•	the increasing size and geographic diversity of our workforce;
•	competitive pressures to move in directions that may divert us from our mission, vision, and values;
•	the continued challenges of a rapidly-evolving industry; and
•	the increasing need to develop expertise in new areas of business that affect us.
•	If we are not able to maintain our culture, our business, financial condition, and results of operations could be adversely affected.

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

We currently rely on ASE, Carsem, and UTAC for assembly and testing, as well as Daishinku and UTAC for ceramic packaging for some of our products. Certain of our manufacturing, packaging, assembly, and testing facilities are located outside of the United States, including Malaysia, Taiwan, and Thailand, where we are subject to increased risk of political and economic instability, difficulties in managing operations, difficulties in enforcing contracts and our intellectual property, severe weather, and employment and labor difficulties. Additionally, public health crises, such as an outbreak of contagious diseases like the COVID-19 pandemic, may affect the production capabilities of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or work-from-home orders. For example, on March 16, 2020, the government of Malaysia announced measures to restrict movement in that country until March 31, 2020 in an effort to suppress the number of COVID-19 cases. The restrictions have been extended, currently until May 12, 2020. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The industry experienced significant downturn during past global recessions and has been experiencing a downturn since 2019, which may be prolonged as a result of the worldwide economic impact of the COVID-19 pandemic. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. The current downturn in the semiconductor industry has been attributed to a variety of factors, including the current COVID-19 pandemic, ongoing U.S.-China trade dispute, weakness in demand and pricing for semiconductors across applications, and excess inventory. While this downturn has not directly impacted our business to date, any prolonged or significant downturn in the semiconductor industry could adversely affect our business and reduce demand for our products. Any future downturns in the semiconductor industry could also harm our business, financial condition, and results of operations. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future.

Our ability to receive timely payments from or the deterioration of the financial conditions of, our distributors or our end customers could adversely affect our operating results.

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for doubtful accounts. However, the extent of the COVID-19 pandemic’s impact on credit and financial markets is unknown, which creates uncertainty as to the financial condition of our distributors or customers. Based on our review of our customers annually and as of the end of the March 31, 2020, substantially all of which are large distributors, resellers, OEMs, and system manufacturers, we had a $0.1 million, $0.1 million and a $0.2 million reserve for doubtful accounts as of March 31, 2020, December 31, 2019 and December 31, 2018, respectively. If our doubtful accounts, however, were to exceed our current or future allowance for doubtful accounts, our business, financial condition, and results of operations would be adversely affected.

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

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, the Netherlands, Taiwan, and Ukraine and work with third-party contractors in Japan and Russia. We also conduct marketing and administrative functions in the United States, China, Taiwan, and Ukraine. In addition, members of our sales force are located in the United States, China, India, France, Taiwan, and Ukraine. In addition, approximately 93% of our revenue for the years ended December 31, 2019 and 2018, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S., based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

•	complexity and costs of managing international operations, including manufacturing, assembly, and testing of our products and associated costs;
•	geopolitical and economic instability and military conflicts;
•	limited protection for, and vulnerability to theft of, our intellectual property rights, including our trade secrets;
•

compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations, including uncertainty surrounding the United Kingdom’s exit from the European Union;

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
•

restrictions imposed by the U.S. government or foreign governments on our ability to do business with certain companies or in certain countries as a result of international political conflicts or the COVID-19 pandemic and the complexity of complying with those restrictions;

•	transportation delays and other consequences of limited local infrastructure, and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;
•	difficulties in staffing international operations;
•	changes in immigration policies which may impact our ability to hire personnel;
•	local business and cultural factors that differ from our normal standards and practices;
•	differing employment practices and labor relations;
•	requirements in foreign countries which may impact availability of personnel, such as mandatory military service in countries such as Ukraine;
•	heightened risk of terrorist acts;
•	regional health issues and the impact of public health epidemics on employees and the global economy, such as the worldwide COVID-19 pandemic;
•	power outages and natural disasters; and
•	travel, work-from-home or other restrictions or stoppages, like those currently imposed by governments around the world as a result of the COVID-19 pandemic.

These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC in Taiwan for the fabrication of our analog circuits and have sales force personnel in Taiwan. If political tensions between China and Taiwan were to increase, it could disrupt our business. In addition, if the political and military situation in Russia and Ukraine, or the relationship between Russia and the United States, significantly worsens, or if either Russia or the United

States imposes significant new economic sanctions or restrictions on doing business, and we are restricted or precluded from continuing our operations in Russia or Ukraine, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed. Further, the ongoing COVID-19 pandemic has led to travel, work-from-home and other restrictions, which has significantly impacted our domestic and international operations and the operations of our suppliers, distributors, partners and customers. At this point, the extent to which the COVID-19 pandemic may impact our business is uncertain but it may materially adversely affect our business, financial condition or results of operations.

We face risks related to health epidemics such as the COVID-19 pandemic which could adversely affect our business and results of operations.

Our business could be materially adversely affected by a widespread outbreak of contagious disease, including the recent COVID-19 pandemic. We currently have employees, third-party contractors, distributors and customers in numerous countries throughout the world that have each been impacted by the COVID-19 pandemic. The COVID-19 pandemic has restricted and is expected to continue to restrict travel and use of our facilities and the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. Although we do not source a significant amount of products or components from China, our third-party suppliers and customers may source materials from China which could indirectly impact our production or demand for our products. In addition to the COVID-19 pandemic, any future outbreak of contagious diseases in the human population could result in a continued widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and impact our results of operations.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially and adversely affected. Between July 2018 and February 2020, the U.S. Trade Representative imposed tariffs on products from China, with current tariff rates between 7.5% and 25%. If the existing tariffs are increased, new tariffs are imposed, or there is a court or governmental agency determination that exposes additional products to the tariffs, we may be required to raise our prices on those products, which may further result in a loss of customers and harm our operating performance. The current U.S. administration has indicated that it may further alter trade agreements and terms between China and the United States, including limiting trade with China and imposing additional tariffs on imports from China. The administration has previously imposed new or additional tariffs on Chinese products with short notice and China has imposed certain retaliatory tariffs. If our products become subject to tariffs or other retaliatory trade measures, it could materially and adversely affect our business and operating results. In the event that these or future tariffs are imposed on imports of our products, or that China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

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

Our products and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. For example, in May 2019, the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and certain of its affiliates to the Entity List, banning all exports to Huawei and its listed affiliates of items subject to control under the Export Administration Regulations (“EAR”). Certain exports to Huawei have been permitted under a temporary general license issued by the U.S. Commerce Department, which currently is valid through May 15, 2020. Although we have not had any direct sales with Huawei, we believe, based on sell-through information provided by our distributors, that we have had a small amount of revenue attributable to Huawei. However, to the extent this occurred during or after May 2019, we understand the products were not subject to the EAR. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or sanctions policies may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and results of operations.

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

Our corporate headquarters and some of our suppliers and foundry vendors are located in areas that are in active earthquake zones or are subject to power outages, natural disasters, political, social, or economic unrest, and other potentially catastrophic events. In the event of a major earthquake, hurricane, flooding, or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, political, social, or economic unrest, or disease outbreak, such as the current COVID-19 pandemic, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security, or loss of critical data, any of which could have an adverse effect on our future results of operations.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of March 31, 2020, we had 62 issued U.S. patents, expiring generally between 2026 and 2038, and 29 pending U.S. patent applications (including three provisional applications) Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

The semiconductor industry in which we operate is characterized by companies that hold patents and other intellectual property rights and vigorously pursue, protect, and enforce intellectual property rights. From time to time, third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. For example, in March 2019, VTT Technical Research Centre of Finland, Ltd. filed suit in the United States District Court for the Northern District of California alleging infringement by us of a patent. We have not accrued for a loss contingency relating to this matter. For more information regarding this matter, see Note 10 in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

MegaChips owns 10,000,000 shares of our common stock, representing approximately 66.4% of our outstanding common stock as of March 31, 2020. For so long as MegaChips continues to hold at least 50% of our outstanding common stock, MegaChips is expected to continue to hold at least one out of seven seats on our board of directors. For so long as MegaChips, its successors in interest, and its subsidiaries hold at least a majority of our outstanding common stock, MegaChips will be able to elect the members of our board of directors and could at any time replace our entire board of directors.

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

We currently have a loan agreement with MegaChips. As of March 31, 2020, there is no outstanding balance under this loan (the “MegaChips Loan”). The MegaChips Loan bears interest at a rate equal to the interest rate at which MegaChips procured the funds from Sumitomo Mitsui Banking Corporation (“SMBC”), plus 0.09%. MegaChips has discretion whether to accept our request for a loan. We have also entered into a distribution agreement with MegaChips under which MegaChips has the exclusive right to promote, market, and sell our products in Japan as the exclusive distributor. The agreements we entered into with MegaChips may be amended upon agreement between the parties. Because we are controlled by MegaChips, we may not have the leverage to negotiate amendments to these agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party.

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

•	announcements by our significant customers of changes to their product offerings, business plans, or strategies;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in the semiconductor industry;
•	timing and seasonality of the end-market demand;
•	cyclical fluctuations in the semiconductor market;
•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
•	any major change in our management;
•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism, the COVID-19 pandemic or responses to these events.

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

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, including MegaChips, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 14, 2020, 15,060,619 shares of common stock were outstanding. Except as described below, all of the shares of common stock are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act.  Subject to the restrictions under Rule 144 under the Securities Act, approximately 10.2 million shares of our common stock will be eligible for sale beginning May 19, 2020 upon the expiration of market stand-off provisions or lock-up agreements entered into in connection with our initial public offering. The market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

Certain members of our management, including certain of our executive officers, purchased in the aggregate 86,923 shares of our common stock in our initial public offering. Any such shares purchased by individuals who are considered to be our affiliates cannot be freely resold in the public market as a result of restrictions under securities laws, but will be able to be sold following the expiration of the restrictions contained in the lock-up agreements described above that our executive officers and directors have entered into and subject to Rule 144

As of March 31, 2020, MegaChips holds 10,000,000 shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to existing market stand-off or lock-up agreements and relevant vesting schedules.

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

From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control, such as the uncertainty around the impact of the COVID-19 pandemic. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and stockholders. With or without our guidance, analysts, and other third parties may publish expectations regarding our business, financial condition, and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or expectations, the trading price of our common stock is likely to decline.

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

Item 6. Exhibits.

The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporate (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 32 to the Company’s Current Report on Form 8-K filed November 26, 2019).

4.1	Form of Common Stock Certificate of the Company ((incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305) (the “S-1”)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-k filed March 2, 2020).

10.1*†	Services and Secondment Agreement dated January 1, 2020 by and among MegaChips LSI USA Corporation (formerly MegaChips Technology America Corporation) and SiTime Corporation.

10.2*†	Asset purchase agreement dated February 20, 2020, by and among MegaChips Taiwan Corporation and SiTime Corporation.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†

Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.

#

In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SiTime Corporation

Date: May 7, 2020	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer