Form 10-Q
period 2020-06-30
SITIME Corp
filed 2020-08-06
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 16,715,995 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$102,486	$63,418
Accounts receivable, net	13,001	17,659
Related party accounts receivable	581	1,073
Inventories	14,781	11,911
Prepaid expenses and other current assets	1,581	5,601
Total current assets	132,430	99,662
Property and equipment, net	10,415	9,288
Intangible assets, net	3,002	4,489
Right-of-use assets, net	9,467	9,790
Other assets	162	162
Total assets	$155,476	$123,391
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$5,004	$3,869
Accrued expenses and other current liabilities	8,333	8,442
Loan obligations	35,000	41,000
Total current liabilities	48,337	53,311
Lease liabilities	7,570	7,940
Total liabilities	55,907	61,251
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 16,716 and 14,968 shares issued and outstanding at June 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	164,287	116,162
Accumulated deficit	(64,720)	(54,024)
Total stockholders’ equity	99,569	62,140
Total liabilities and stockholders’ equity	$155,476	$123,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenue	$21,473	$15,843	$43,215	$30,660
Cost of revenue	11,490	9,469	23,256	16,697
Gross profit	9,983	6,374	19,959	13,963
Operating expenses:
Research and development	7,398	6,249	14,422	12,069
Selling, general and administrative	7,856	5,106	15,664	9,297
Total operating expenses	15,254	11,355	30,086	21,366
Loss from operations	(5,271)	(4,981)	(10,127)	(7,403)
Interest expense	(313)	(456)	(616)	(894)
Other income (expense), net	(20)	(11)	48	(21)
Loss before income taxes	(5,604)	(5,448)	(10,695)	(8,318)
Income tax benefit (expense)	1	(1)	(1)	(1)
Net loss	$(5,603)	$(5,449)	$(10,696)	$(8,319)
Net loss attributable to common stockholders and comprehensive loss	$(5,603)	$(5,449)	$(10,696)	$(8,319)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.54)	$(0.70)	$(0.83)
Weighted-average shares used to compute basic and diluted net loss per share	15,371	10,000	15,191	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	(in thousands)
Balances at March 31, 2020	15,061	$2	$117,129	$(59,117)	$58,014
Stock-based compensation expense	—	—	3,076	—	3,076
Net loss	—	—	—	(5,603)	(5,603)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,525	—	45,789		45,789
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	130	—	(1,707)	—	(1,707)
Balances at June 30, 2020	16,716	$2	$164,287	$(64,720)	$99,569
Balances at March 31, 2019	10,000	1	58,431	(50,287)	8,145
Net loss	—	—	—	(5,449)	(5,449)
Balances at June 30, 2019	10,000	$1	$58,431	$(55,736)	$2,696
Balances at December 31, 2019	14,968	$2	$116,162	$(54,024)	$62,140
Stock-based compensation expense	—	—	5,831	—	5,831
Net loss	—	—	—	(10,696)	(10,696)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,525	—	45,789	—	45,789
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	223	—	(3,495)	—	(3,495)
Balances at June 30, 2020	16,716	$2	$164,287	$(64,720)	$99,569
Balances at December 31, 2018	10,000	1	58,431	(47,417)	11,015
Net loss	—	—	—	(8,319)	(8,319)
Balances at June 30, 2019	10,000	$1	$58,431	$(55,736)	$2,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,696)	$(8,319)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	3,696	4,057
Non-cash operating lease cost	826	435
Stock-based compensation expense	5,831	—
Impairment of internal-use software	173	—
Changes in assets and liabilities:
Accounts receivable, net	4,658	7,704
Related party accounts receivable	492	795
Inventories	(3,054)	3,446
Prepaid expenses and other assets	4,019	(151)
Accounts payable	491	(1,548)
Accrued expenses and other liabilities	758	(593)
Lease liabilities	(1,539)	(650)
Net cash provided by operating activities	5,655	5,176
Cash flows from investing activities
Purchase of property and equipment	(1,675)	(354)
Cash paid for intangibles	(1,206)	(988)
Net cash used in investing activities	(2,881)	(1,342)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	45,789	(62)
Tax withholding paid on behalf of employees for net share settlement	(3,495)	—
Proceeds from loans from financial institutions	35,000	—
Principal payments on loan to financial institutions	(41,000)	—
Net cash provided by (used in) financing activities	36,294	(62)
Net increase in cash and cash equivalents	39,068	3,772
Cash and cash equivalents
Beginning of period	63,418	7,889
End of period	$102,486	$11,661
Supplemental disclosure of cash flow information
Interest paid during the period	604	700
Income taxes paid	1	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	1,279	94
Unpaid deferred offering costs	—	1,187
Right-of-use assets acquired under operating leases	300	7,585

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in SiTime Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company was a wholly-owned subsidiary of MegaChips Corporation (“MegaChips”), a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange until the Company completed its initial public offering in November 2019. On June 16, 2020, the Company completed its follow-on public offering, in which 4,025,000 shares of its common stock (including the full exercise of the underwriters’ over-allotment option to purchase an additional 525,000 shares) were sold at $32.00 per share. MegaChips sold 2,500,000 shares of common stock and the Company issued and sold 1,525,000 shares of common stock in the offering., resulting in net proceeds to the Company of $45.8 million after deducting underwriting discounts and commissions of $2.7 million and deferred offering costs of $0.3 million. MegaChips remains the largest stockholder of the Company and held approximately 44.9% of the Company’s outstanding common stock as of June 30, 2020.

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

The Company anticipates the global health crisis caused by the COVID-19 pandemic will negatively impact business activity across the globe and the Company's results of operations.  The inputs into the Company’s judgments and estimates consider the economic implications of the COVID-19 pandemic, as the Company knows them, on the Company’s critical and significant accounting estimates.  The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and as such, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

Reporting Calendar

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a calendar year basis.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There had been no changes to these accounting policies except for the recently adopted accounting guidance as discussed below.

Recently Adopted Accounting Guidance

In August 2018, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The adoption of this standard on January 1, 2020 did not have any impact on the Company's consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements in Topic 820. The adoption of this standard on January 1, 2020 did not have any impact on the Company's disclosures.

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

Note 2. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholder of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(5,603)	$(5,449)	$(10,696)	$(8,319)
Weighted-average shares outstanding	15,371	10,000	15,191	10,000
Weighted average shares used to compute basic and diluted net loss per share	15,371	10,000	15,191	10,000
Net loss attributable to common stockholders per share, basic and diluted	$(0.36)	$(0.54)	$(0.70)	$(0.83)

Note 3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term debt obligations, and other current liabilities, approximate their fair values due to their short maturities.

At June 30, 2020 and December 31, 2019, cash balances in bank checking and savings accounts of $42.4 million and $28.4 million, respectively were valued using Level 1 of the fair value hierarchy. At June 30, 2020 and December 31, 2019, highly liquid money market funds of  $60.1 million and $35.0 million, respectively were valued using Level 1, of the fair value hierarchy, quoted prices in active markets for identical assets and are included in cash equivalents.

Note 4. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Accounts receivables, gross	$13,051	$17,788
Allowance for doubtful accounts	(50)	(129)
Accounts receivables, net	$13,001	$17,659

Inventory

Inventory consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$1,131	$304
Work in progress	9,567	8,160
Finished goods	4,083	3,447
Total inventories	$14,781	$11,911

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Advance to suppliers	$13	$3,338
Prepaid expenses	853	1,279
Other current assets	715	984
Total prepaid and other current assets	$1,581	$5,601

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Lab Equipment	$19,462	$17,376
Computer Equipment	874	800
Furniture and fixtures	241	241
Construction in Progress	921	221
Leasehold improvements	4,083	4,074
	25,581	22,712
Accumulated depreciation	(15,166)	(13,424)
Total property and equipment, net	$10,415	$9,288

Depreciation expense related to property and equipment was $0.8 million, $1.7 million, $0.9 million, and $1.5 million for the three and six months ended June 30, 2020 and 2019, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Internal use software	$10,103	$10,022
Purchased intangibles	5,160	4,793
	15,263	14,815
Accumulated amortization	(12,261)	(10,326)
Intangible assets, net	$3,002	$4,489

Amortization expense for intangible assets was $0.9 million, $2.0 million, $1.2 million, and $2.5 million for the three and six months ended June 30, 2020 and 2019, respectively. In the three and six months ended June 30, 2020 the Company recorded impairment charges of $0.2 million related to cost of software that was in process of development for internal use. The related product for which the software was developed to support in production was abandoned as the Company modified and improved the final desired technical specifications of the product. The impairment charge was recorded as research and development expense in the condensed consolidated statement of operations.

As of June 30, 2020, the Company had $1.5 million of intangibles that were still in development stage and were not being amortized. The estimated aggregate future amortization expense for intangible assets in development stage and subject to amortization as of June 30, 2020 is summarized as below:

(in thousands)
2020 (remainder)	$724
2021	1,156
2022	603
2023	421
2024 and beyond	98
$3,002

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Accrued payroll and related benefits	$2,677	$1,880
Price adjustment and other revenue reserves	986	1,222
Short term lease liability	1,195	1,874
Other accrued expenses	3,475	3,466
Total accrued expenses and other current liabilities	$8,333	$8,442

Note 5. Leases

The Company leases real estate property under operating leases. The Company was also a lessee and a sublessor from an accounting perspective for its Santa Clara lease through March 31, 2019. The Company also leases office space in Michigan, Malaysia, Japan, the Netherlands, and Ukraine all under non-cancellable operating leases with various expiration dates through December 2026. The remaining lease terms vary from a few months to 6 years. For its leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.

As of June 30, 2020, the Company did not have any leases that had not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of June 30, 2020:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Right-of-use assets	$9,467	$9,790
Lease liabilities included in accrued expenses and other current liabilities	1,195	1,874
Lease liabilities - non-current	7,570	7,940
Total operating lease liabilities	$8,765	$9,814
Weighted-average remaining lease term (years)	6.4	7.1
Weighted-average discount rate	4.2%	4.1%

The table below presents certain information related to the lease costs for operating leases for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$426	$347	$851	$654
Short-term lease cost	80	121	165	128
Variable lease cost	56	71	156	165
Total lease cost	$562	$539	$1,172	$947

Cash paid for operating lease liabilities was $0.4 million, $1.6 million, $0.3 million and $0.7 million, respectively for the three and six months ended June 30, 2020 and 2019. The Company sub-leased a portion of its Santa Clara facility through March 31, 2019 and received $0.1 million in sub-lease income for the six months ended June 30, 2019, which was included in the short-term lease cost above.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of June 30, 2020:

(in thousands)
2020	$646
2021	1,530
2022	1,573
2023	1,489
2024	1,532
2025 and beyond	3,210
Total minimum lease payments	9,980
Less: amount of lease payments representing interest	(1,215)
Present value of future minimum lease payments	8,765
Less: current obligations under leases	(1,195)
Long-term lease liabilities	$7,570

Note 6. Stockholders’ Equity

On June 16, 2020, the Company completed its follow-on public offering, in which 4,025,000 shares of its common stock (including the full exercise of the underwriters’ over-allotment option to purchase an additional 525,000 shares) were sold at $32.00 per share. MegaChips sold 2,500,000 shares of common stock and the Company issued and sold 1,525,000 shares of common stock in the offering.

Equity Incentive Plans

The following table summarizes the restricted stock unit award (“RSU”), activity for the three and six months ended June 30, 2020:

		Grant Date
	Shares	Fair Value
	Outstanding	per share
Balance at December 31, 2019	2,989,322	$13.0
Granted	206,026	20.9
Vested	(149,141)	13.2
Forfeited	(130,939)	13.5
Balance at March 31, 2020	2,915,268	$13.5
Granted	135,420	33.4
Vested	(187,200)	14.1
Forfeited	(17,860)	13.8
Balance at June 30, 2020	2,845,628	$14.4

In the three and six months ended June 30, 2020, the Company granted 4,780 units of cash based RSUs of which 3,290 units fully vested at the end of the quarter. For the six months ended June 30, 2020, the Company issued 222,918 shares of common stock in connection with the vesting of RSUs. The difference between the number of RSUs vested and the shares of common stock issued is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$70	$—	$126	$—
Research and development	1,072	—	2,014	—
Selling, general and administrative	2,126	—	3,883	—
Total stock-based compensation expense	$3,268	$—	$6,023	$—

The total compensation cost for cash based RSUs as reported in the table above was $0.2 million. As of June 30, 2020, there was $38.7 million of unrecognized compensation costs related to RSUs granted. The unrecognized compensation cost is expected to be recognized over a weighted average period of 4.01 years.

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

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) was signed into law. The new legislation includes a number of income tax provisions applicable to individuals and businesses. Due to historical net operating losses incurred in the U.S., the CARES Act did not have material impacts on the Company’s condensed consolidated financial statements as of June 30, 2020. The Company continues to examine the elements of the CARES Act and the impact it may have on its future business.

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Loss before income taxes	$(5,604)	$(5,448)	$(10,695)	$(8,318)
Provision (benefit) for income tax	1	(1)	(1)	(1)
Effective tax rate	0%	0%	0%	0%

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits and the tax impact of non-deductible expenses, existence of full valuation allowance on its deferred tax assets, and other permanent differences between income before income taxes and taxable income.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company had $2.2 million and $2.2 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2020 and 2019, the Company had immaterial amounts related to the accrual of interest and penalties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Taiwan	$8,143	$7,227	$17,973	$14,896
Hong Kong	5,878	3,718	10,321	6,605
United States	1,873	1,262	3,675	2,468
Other	5,579	3,636	11,246	6,691
Total	$21,473	$15,843	$43,215	$30,660

The Company’s long-lived assets in the U.S. attributable to operations as of June 30, 2020 and December 31, 2019 were 97% and 97%, respectively, of total property and equipment and intangible assets.

Note 9. Debt Obligations

The Company has borrowed against the short-term revolving line of credit that it has arranged with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”) to fund its operations. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2020 and December 31, 2019 was 0.79% and 1.42%, respectively.

As of June 30, 2020, the Company was in compliance with all of the financial covenants under all of its debt agreements.

Debt obligations as of June 30, 2020 and December 31, 2019 consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Revolving line of credit:
MUFG	$35,000	$41,000
Balance	35,000	41,000
Less: Current portion of long-term debt	(35,000)	(41,000)
Long-term debt	$—	$—

As of June 30, 2020, debt obligations were as follows (dollars in thousands):

Lender	Loan Start Date	Loan Amount	Annual Interest Rate	Maturity Date
MUFG	6/24/2020	$23,000	1.45%	7/24/2020
MUFG	3/23/2020	3,000	2.46%	9/21/2020
MUFG	3/24/2020	9,000	2.37%	3/24/2021
		$35,000

As of December 31, 2019, debt obligations were as follows (dollars in thousands):

Lender	Loan Start Date	Loan Amount	Annual Interest Rate	Maturity Date
MUFG	12/19/2019	$38,000	2.97%	6/10/2020
MUFG	8/23/2019	3,000	3.10%	2/19/2020
		$41,000

On June 10, 2020, the $38.0 million loan with MUFG matured, at which time the Company renewed the loan for $23.0 million at an interest rate of 1.39% through June 24, 2020.  On June 24, 2020, the loan was further extended through July 24, 2020 at an interest rate of 1.45%. Effective June 30, 2020, the MegaChips guarantee for the revolving line of credit with MUFG has been terminated. Upon termination of the guarantee, the Company agreed to maintain a minimum cash balance in its operating cash account equal to its outstanding loan balance with MUFG.  The minimum cash balance requirement is a compensating balance arrangement that does not legally restrict any cash amounts that are shown in the condensed consolidated balance sheet.

As of June 30, 2020, the Company had remaining available credit of $15.0 million its revolving line of credit with MUFG, $30.0 million under its revolving line of credit with MegaChips and $20.0 million remaining available credit under its revolving line of credit with Sumitomo Mitsui Banking Corporation. On July 24, 2020, the Company paid down all outstanding loans with MUFG of $35.0 million of which $12.0 million of loans were prepaid with a penalty of $0.1 million.  See Note 12, “Subsequent Events” for more information.

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

In March 2019, VTT Technical Research Centre of Finland, Ltd. ("VTT") filed suit in the United States District Court for the Northern District of California alleging infringement by the Company of a patent relating to specific combinations of features set forth in U.S. Patent No. 8,558,643. The complaint sought unspecified monetary damages and injunctive relief. On January 22, 2020, the Company participated in a mediation that had been ordered by the Court.  The case was not resolved at the mediation. A Markman Hearing was held on May 15, 2020 relating to a number of different disputed claim terms, and on July 9, 2020 the Court issued a Markman Order relating to those disputed claim terms.  Among its determinations, the Court found that one of the disputed claim terms was indefinite, as well as any claim that had this claim term in it.  On July 17, 2020, the Court issued a judgment finding all claims of U.S. Patent No. 8,558,643 invalid, based upon its Markman Order.  VTT currently has until August 17, 2020 to file a Notice of Appeal of the Court's judgment.  The Company has not accrued for a loss contingency relating to such matter as the potential loss is currently not probable and reasonably estimable.

Indemnification

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify other parties to such agreements with respect to certain matters. Typically, these obligations arise in the context of contracts that the Company has entered into, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants or terms and conditions related to such matters as the sale and/or delivery of its products, title to assets sold, certain intellectual property claims, defective products, specified environmental matters, and certain income taxes. Further, the Company’s obligations under these agreements may be limited in terms of time, amount, or the scope of its responsibility and in some instances, the Company may have recourse against third-parties for certain payments made under these agreements. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has had no indemnification claims under these agreements.

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

In the six months ended June 30, 2020 the Company entered into an equipment purchase agreement with MegaChips Taiwan Corporation, a wholly-owned subsidiary of MegaChips Corporation.

In the six months ended June 30, 2020 the Company entered into a services and secondment agreement with MegaChips LSI USA Corporation, a wholly-owned subsidiary of MegaChips Corporation.

See Note 9, “Debt Obligations” for more information regarding the Company’s loan agreement with MegaChips.

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
MegaChips
Accounts receivable	$581	$1,073
Prepaid expenses and other current assets	51	18
Accounts payable	—	220
Accrued expenses and other current liabilities	75	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
MegaChips
Sales through distribution agreement	$1,584	$1,059	$2,730	$1,814
License expense	80	—	148	—
Commission expense	65	42	112	68
Affiliates
Consulting fees	58	—	175	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
MegaChips
Cash paid for commissions	$65	$42	$112	$68
Cash paid for licenses	8	—	25	—
Affiliates
Cash paid for consulting fees	58	—	175	—

Note 12. Subsequent Events

On July 24, 2020, the Company paid down all outstanding loans with MUFG of $35.0 million of which $12.0 million of loans were prepaid with a penalty of $0.1 million.

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
•

the impact of the COVID-19 pandemic on our business, revenue and other operating results, liquidity, and cash flows, and its impact on the businesses of our suppliers and customers, and our anticipated responses thereto;

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

In addition, any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  Forward‑looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected or referenced in these forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A Risk Factors of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

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

We were acquired by MegaChips in 2014 and were a wholly-owned subsidiary of MegaChips, a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange, until November 25, 2019. On November 25, 2019, we completed the initial public offering of shares of our common stock. MegaChips continues to be our largest stockholder and held approximately 44.9% of our common stock as of June 30, 2020. On June 16, 2020, we completed a follow-on public offering, in which we issued and sold 1,525,000 shares of our common stock and MegaChips sold 2,500,000 of our common stock held by them.

Impact of COVID-19 on our Business

The future impact of the global emergence of the COVID-19 pandemic on our business is currently unknown. In an effort to protect the health and safety of our employees, we took proactive actions and adopted social distancing policies at our locations around the world, including WFH, reducing the number of people in our sites at any one time, and suspending employee travel. In an effort to contain the COVID-19 pandemic or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In addition, the United States and other foreign countries in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to work from home (“WFH”), which has impacted all aspects of our business, as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations.

We anticipate the global health crisis caused by the COVID-19 pandemic will negatively impact business activity across the globe and our results of operations. We believe that the COVID-19 pandemic has caused, and could continue to cause, delay and disruption in the manufacture, shipment, and sales of, and overall demand for, our products. In addition, we believe the production capabilities of our suppliers has been, and may continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. For example, on March 16, 2020, the government of Malaysia announced measures to restrict movement in that country to suppress the number of COVID-19 cases. The restrictions have been extended currently until August 31, 2020. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country. Any delay or disruption in the manufacture, shipment and sales of, or overall demand for, our products in turn may negatively and materially impact our operating and financial results, including revenue, gross margins, operating margins, cash flows and other operating results. Further, the resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could result in continued disruption to us, our suppliers, and/or our customers. To date, the Company has experienced minimal impact from any supplier disruption. The duration and full magnitude of the COVID-19 pandemic’s impact on credit and financial markets is also unknown, which creates uncertainty as to the financial condition of our distributors or customers. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may also experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.

We currently have employees, third-party contractors, distributors, and customers in numerous countries throughout the world that have each been impacted by the COVID-19 pandemic. The COVID-19 pandemic has restricted and is expected to continue to restrict travel and use of our facilities and the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. We cannot predict with certainty what other impacts the COVID-19 pandemic may have on our business and results of operations.

There remains a high degree of uncertainty in the global business environment given the impact of the COVID-19 pandemic which creates challenges with visibility beyond the near term.  We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, operations, and prospects, or on our financial results for the remainder of fiscal 2020 or beyond. For additional discussion, please see Part II, Item 1A Risk Factors of this report.

Results of Operations

Revenue

We derive revenue primarily from sales of silicon timing products to distributors and resellers who in turn sell to our end customers. We also sell products directly to end customers who integrate our products into their applications. Our sales are made pursuant to standard purchase orders which may be cancelled, reduced, or rescheduled, with little or no notice. We recognize product revenue upon shipment when we satisfy our performance obligations as evidenced by the transfer of control of our products to customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands except percentage)
Revenue	$21,473	$15,843	$5,630	36%	$43,215	$30,660	$12,555	41%

Revenue increased by $5.6 million, or 36%, for three months ended June 30, 2020 compared to the same period in the prior year. The revenue from our customers largely in Asia increased $5.2 million primarily from higher sales volume of 17% and an increase in ASP of $0.08 drive by the mix of products. The remaining increase was primarily related to increased revenue of $0.4 million from our largest customer from higher sales volume and higher ASP driven by the change in the mix of the products sold.

Revenue increased by $12.6 million, or 41%, for six months ended June 30, 2020 compared to the same period in the prior year. The revenue from our customers largely in Asia increased $10.8 million primarily from higher sales volume of 39% and an increase in ASP of $0.03. The remaining increase was primarily related to increased revenue of $1.7 million from our largest customer from higher sales volume and higher ASP driven by mix of products sold. The overall average selling price of our products increased by $0.03 year over year driven mostly by mix of products.

For the three and six months ended June 30, 2020, sales attributable to our largest end customer accounted for 26% and 30% of our revenue, respectively. For the three and six months ended June 30, 2020, our top three distributors by revenue together accounted for approximately 51% and 54% of our revenue, respectively. Revenue attributable to our largest ten end customers accounted for 50% and 51% respectively for the three and six months ended June 30, 2020.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$11,490	$9,469	$2,021	21%	$23,256	$16,697	$6,559	39%
Gross Profit	9,983	6,374	3,609	57%	19,959	13,963	5,996	43%
Gross Margin	46%	40%			46%	46%

Gross profit increased by $3.6 million in the three months ended June 30, 2020 compared to the same period in the prior year. The gross profit for the period ended June 30, 2019 included a benefit of $0.4 million from the sale of previously reserved inventory.  Gross profit excluding this benefit of $0.4 million increased $4.0 million year over year mainly from higher sales volume and a slight increase in ASP as other manufacturing costs remained relatively flat.

Gross profit increased by $6.0 million in the six months ended June 30, 2020 compared to the same period in the prior year. The gross profit for the period ended June 30, 2019 included a benefit of $1.7 million from the sale of previously reserved inventory.  Gross profit excluding this benefit of $1.7 million increased $7.7 million year over year mainly from higher sales volume and an increase in ASP as other manufacturing costs remained relatively flat.

Gross margin was higher by 6% in the three months ended June 30, 2020 when compared to the same period in the prior year. The gross margin for the period ended June 30, 2019 included a benefit of 2% or $0.4 million from sale of previously reserved inventory.  The gross margin excluding the benefit to the gross margin from the sale of the previosly reserved inventoy increased by 9% year over year from higher sales volume and a slight increase in ASP as other manufacturing costs remained relatively flat.

Gross margin was flat in the six months ended June 30, 2020 when compared to the same period in the prior year. The gross margin for the period ended June 30, 2019 included a benefit of 6% or $1.7 million from sale of previously reserved inventory.  The gross margin excluding the benefit to the gross margin from the sale of the previosly reserved inventoy increased by 6% year over year from higher sales volume and an increase in ASP as other manufacturing costs remained relatively flat.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$7,398	$6,249	$1,149	18%	$14,422	$12,069	$2,353	19%
Selling, general and administrative	7,856	5,106	2,750	54%	15,664	9,297	6,367	68%
Total operating expenses	$15,254	$11,355	$3,899	34%	$30,086	$21,366	$8,720	41%

Research and development expense increased by $1.1 million, or 18%, for the three months ended June 30, 2020 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $1.1 million. This in turn was due to the timing of grants of employee equity awards upon the completion of our initial public offering in November 2019.

Selling, general and administrative expense increased by $2.8 million, or 54%, for the three months ended June 30, 2020 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $2.1 million, $0.5 million of higher personnel costs largely related to increased headcount and expenses for services related to the requirements of being a public company.

Research and development expense increased by $2.4 million, or 19%, for the six months ended June 30, 2020 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $2.0 million. This in turn was due to the timing of grants of employee equity awards upon the completion of our initial public offering in November 2019.

Selling, general and administrative expense increased by $6.4 million, or 68%, for the six months ended June 30, 2020 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $3.9 million, higher personnel costs of $0.9 million largely related to increased headcount, $0.5 million of additional legal expenses in connection with our patent litigation matter and due to additional expenses for services related to the requirements of being a public company.

Other Expense

Other income (expense) consists primarily of interest expense on our outstanding debt, foreign exchange gains and losses, and asset dispositions. See Note 7 to our consolidated financial statements under Item 8 for more information about our debt.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands except percentage)				(in thousands except percentage)
Interest Expense	$313	$456	$(143)	(31%)	$616	$894	$(278)	(31%)
Other expense, net	20	11	9	82%	(48)	21	(69)	(329%)
Total other expense	$333	$467	$(134)	(29%)	$568	$915	$(347)	(38%)

Other expense decreased $0.1 million and $0.3 million for three and six months ended June 30, 2020 compared to the same period in the prior year, primarily as a result of lower interest rates on lower balances on our outstanding revolving short-term debt during 2020 as compared to 2019.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic.  In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of the COVID-19 pandemic. As of June 30, 2020, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands except percentage)				(in thousands except percentage)
Income tax benefit (expense)	$1	$(1)	$2	(200%)	$(1)	$(1)	$—	0%

Liquidity and Capital Resources

Before our initial public offering in November 2019, we financed our operations primarily through cash generated from product sales and proceeds from our credit facilities, including proceeds from our loan agreement with MegaChips. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $102.5 million and $63.4 million, respectively. Our principal use of cash is to fund our operations to support growth. In June 2020, we completed a follow-on public offering of our shares, resulting in net proceeds to us of $45.8 million after deducting underwriting discounts and commissions and deferred offering costs. On July 24, 2020, the Company paid down all outstanding loans with MUFG of $35.0 million and has initiated the closure of all credit facilities available as of June 30, 2020.  As of the reporting date, it is challenging to assess the future impact of the COVID-19 pandemic on the Company.  We believe that one impact of the COVID-19 pandemic on the Company may be a decrease in the Company’s revenue. We are not currently aware of any other material short-term adverse influences on the Company.  However, at this point in time, we cannot predict what other impacts the COVID-19 pandemic may have on the Company. We believe that our existing cash and cash equivalents and funds available after the paydown of our outstanding loans will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot provide any assurance that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$5,655	$5,176
Net cash used in investing activities	(2,881)	(1,342)
Net cash provided by (used in) financing activities	36,294	(62)
Net increase in cash and cash equivalents	$39,068	$3,772

Operating Activities

In the six months ended June 30, 2020, net cash provided by operating activities of $5.7 million was primarily due to a net loss of $10.7 million offset by non-cash expenses of $10.5 million and an increase in operating assets and liabilities of $5.8 million. Non-cash expenses were mainly related to depreciation and amortization, impairment of internal-use software, stock-based compensation expense, and non-cash operating lease costs. Operating assets and liabilities increased primarily due to lower accounts receivables and related party receivables due to timing of shipments and collections, lower prepaid expenses and other current assets related to advance payments to suppliers for inventory and higher accrued expenses and other liabilities due to timing of payments partially offset by an increase in inventories as we managed our inventory levels and lower lease liabilities due to timing of payments.

In the six months ended June 30, 2019, net cash provided by operating activities of $5.2 million was primarily due to a net loss of $8.3 million offset by non-cash expenses of $4.5 million and an increase in operating assets and liabilities of $9.0 million. The increase in operating assets and liabilities was primarily due to lower accounts receivable and related party receivables due to timing of shipment and collections, a decrease in inventories due to lower purchases primarily to manage our inventory levels, offset by lower accounts payable due to timing of payments, lower accrued expenses and other liabilities and lower lease liabilities. Non-cash items included depreciation and amortization, and non-cash operating lease costs.

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

In six months ended June 30, 2020, cash used in investing activities was $2.9 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes.

In six months ended June 30, 2019, cash used in investing activities was approximately $1.3 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes.

Financing Activities

Cash provided by financing activities includes proceeds from borrowings under our credit facilities and proceeds from issuance of shares.

In six months ended June 30, 2020, net cash provided by financing activities was $36.3 million, consisting of proceeds from issuance of shares of $45.8 million net of underwriting commissions and discounts of $2.7 million and deferred offering costs of $0.3 million and borrowings of $35.0 million offset by repayments of $41.0 million under our short-term revolving line of credit and $3.5 million payment of tax withholdings paid on behalf of employees for net share settlement at the time of vesting.

In six months ended June 30, 2019 the Company paid $0.1 million in deferred offering costs.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of June 30, 2020:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations	$35,000	$35,000	$—	$—	$—
Operating leases	9,980	646	3,103	3,021	3,210
Purchase obligations	879	879	—	—	—
Total	$45,859	$36,525	$3,103	$3,021	$3,210

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The aggregate amount of our obligations under these contracts is approximately $11.4 million as of June 30, 2020.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and accompanying disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) inventory; (3) stock-based compensation; (4) accounting for income taxes and (5) segment reporting. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments, and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 3, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Malaysia, the Netherlands, France, Taiwan, Japan, and Ukraine. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging program with respect to foreign currency exchange risk.

Interest Rate Risk

We had cash and cash equivalents of $102.5 million and $63.4 million as of June 30, 2020 and December 31, 2019, respectively, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding debt of $35.0 million and $41.0 million as of June 30, 2020 and December 31, 2019, respectively, of which all are due within 12 months, and were paid down as of the date of this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this item is included in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

The effects of the global spread of the disease caused by the COVID-19 pandemic on our business are evolving and difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy and it is unclear how long the pandemic will continue to do so. To combat the spread of COVID-19, the United States and other foreign countries in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to WFH, which has impacted all aspects of our business as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations. The continuation of WFH and other restrictions for an extended period of time may negatively impact our productivity, product development, operations, sales and support, business and financial results. Among other things, the COVID-19 pandemic may result in:

•	a decrease in demand and/or prices for our products;
•	a global economic recession or depression that could significantly reduce demand and/or prices for our products;
•	reduced productivity in our product development, operations, marketing, sales, and other activities;
•	disruptions to our supply chain;
•	increased costs resulting from WFH or from our efforts to mitigate the impact of the COVID-19 pandemic;
•	reduced access to financing to fund our operations due to a deterioration of credit and financial markets; or
•	higher rate of losses on our accounts receivables due to credit defaults

The COVID-19 pandemic has also caused significant uncertainty and volatility in global financial markets and the trading prices for the common stock of technology companies, including us. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. Further adverse economic events resulting from the COVID-19 pandemic, including a recession, depression, or other sustained economic downturn, could materially and adversely affect our business, access to capital markets and the value of our common stock.

In addition, given the inherent uncertainty surrounding COVID-19 due to rapidly changing governmental directives, public health challenges and economic disruption and the duration of the foregoing, the potential impact that the COVID-19 pandemic could have on the other risk factors described in this “Risk Factors” section remain unclear.

We believe we have experienced some delay and disruption in the manufacture, shipment, and sales of, and overall demand for, our products. In addition, we believe the production capabilities of our suppliers has been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. The continued disruption in the manufacture, shipment and sales of our products may negatively and materially impact our operating and financial operating results, including revenue, gross margins, operating margins, cash flows and other operating results. The resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could occur resulting in continued disruption to us, our suppliers, and/or our customers. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition for the remainder of 2020 and beyond.

A downturn in the worldwide economy may harm our business.

The COVID-19 pandemic could cause a further downturn in the worldwide economy, which would likely result in reduced demand for our products our customers’ products. Reduced demand for our products could result in significant decreases in sales and margins. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Adverse economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, a downturn in the worldwide economy could have a material adverse effect on our business, results of operations, or financial condition.

We currently depend on one end customer for a large portion of our revenue. The loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results.

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 26%, 30%, 35% and 40% of our revenue for the three and six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. Revenue attributable to this end customer has decreased in absolute dollars and as a percentage of revenue from 2018 to 2019. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for our transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors and resellers, who in turn sell to our end customers. For the three and six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, our top three distributors by revenue together accounted for approximately 51%, 54%. 59% and 65% of our revenue, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 50%, 51%, 57%, and 60% of our revenue in the three and six months ended June 30, 2020 and for the years ended December 31, 2019 and 2018, respectively. Sales attributable to our largest end customer accounted for approximately 26%, 30%, 35%, and 40%, of our revenue for the three and six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our silicon timing systems solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:

•	the impact of the COVID-19 pandemic on our business, suppliers, and customers
•	customer demand and product life cycles;
•	the receipt, reduction, or cancellation of, or changes in the forecasts or timing of, orders by customers;
•	fluctuations in the levels of inventories held by our distributors or end customers;
•	the gain or loss of significant customers;
•	market acceptance of our products and our customers’ products;
•	our ability to develop, introduce, and market new products and technologies on a timely basis;
•	the timing and extent of product development costs;
•	new product announcements and introductions by us or our competitors;
•	our research and development costs and related new product expenditures and our ability to achieve cost reductions in a timely or predictable manner;
•	seasonality and fluctuations in sales by product manufacturers that incorporate our silicon timing systems solutions into their products;
•	end-market demand into which we have limited insight, including cyclicality, seasonality, and the competitive landscape;
•	cyclical fluctuations in the semiconductor market;
•	fluctuations in our manufacturing yields;
•	significant warranty claims, including those not covered by our suppliers;
•	changes in our pricing, product cost, and product mix; and
•	supply chain disruptions, delays, shortages, and capacity limitations as a result of the COVID-19 pandemic or other reasons.

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

As of June 30, 2020, December 31, 2019 and 2018, we had an accumulated deficit of $64.7 million, $54.0 million, and $47.4 million, respectively. We generated net losses of $5.6 million, $10.7 million, $6.6 million, and $9.3 million in the three and six months ended June 30, 2020 and the years ended 2019 and 2018, respectively. The loss in 2018 was primarily attributable to a reduction in revenue from our largest end customer and inventory write-down. The loss in 2019 was primarily due to a decrease in revenue from customers in Asia primarily as a result of lower sales volume, as well as a reduction in revenue from our largest end customer. We may continue to incur net losses in the future.

We expect to continue to make significant investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we also continue to incur significant additional legal, accounting, and other expenses. If our revenue growth does not exceed the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.

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

Our target markets include the enterprise and telecommunications infrastructure, automotive, industrial, IoT and mobile, and aerospace and defense markets. Substantially all of our revenue for the three and six months ended June 30, 2020 and the years ended December 31, 2019 and 2018 was derived from sales in the IoT and mobile, industrial, and consumer markets. In 2017, we began introducing products for the automotive market. In addition, within the timing market, substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We intend to introduce products into the clock IC market, which we began sampling in the second quarter of 2019, and to focus on clock IC and timing sync solutions in the future. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

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

Our recent revenue should not be considered indicative of our future performance. For the three and six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, our revenue was $21.5 million, $43.2 million, $84.1 million, and $85.2 million, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, and challenges and our failure to capitalize on growth opportunities.

If we are unable to manage our growth effectively, we may not be able to execute our business plan and our operating results could suffer.

In order to succeed in executing our business plan, we will need to manage our growth effectively as we make significant investments in research and development and sales and marketing and expand our operations and infrastructure both domestically and internationally. If our revenue does not increase to offset these increases in our expenses, we may not achieve or maintain profitability in future periods.

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

Our silicon timing systems solutions have only been incorporated into end products for the past 13 years. Accordingly, the operation of our products and technology has not been validated over longer periods. If a customer’s product fails in use, the customer may incur significant monetary damages, including a product recall or associated replacement expenses as well as lost revenue. The customer may claim that a defect in our product caused the product failure and assert a claim against us to recover monetary damages. In certain situations, circumstances might warrant that we consider incurring the costs or expenses related to a recall of one of our products in order to avoid the potential claims that may be raised should a customer reasonably rely upon our product and suffer a failure due to a design or manufacturing process defect. In addition, the cost of defending these claims and satisfying any arbitration award or judgment with respect to these claims would result in unexpected expenses, which could be substantial, and could harm our business, financial condition, and results of operations. Although we carry product liability insurance, this insurance is subject to significant deductibles and may not adequately cover our costs arising from defects in our products or otherwise.

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
•

our ability to obtain, maintain, protect, and enforce our intellectual property rights, including obtaining intellectual property rights from third-parties that may be necessary to meet the evolving demands of the market;

•	our ability to defend potential patent infringement claims arising from third-parties;
•	our ability to promote and support our customers’ incorporation of our solutions into their products; and
•	our ability to retain high-level talent, including our management team and engineers.

Our competitors may also establish cooperative relationships among themselves or with third-parties or may acquire companies that provide similar products to ours. As a result, new competitors or alliances may emerge that could capture significant market share. Any of these factors, alone or in combination with others, could harm our business, financial condition, and results of operations and result in a loss of market share and an increase in pricing pressure.

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

We believe that our company culture, which promotes innovation, open communication, and teamwork, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•	failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;
•	the increasing size and geographic diversity of our workforce;
•	competitive pressures to move in directions that may divert us from our mission, vision, and values;
•	the continued challenges of a rapidly-evolving industry; and
•	the increasing need to develop expertise in new areas of business that affect us.
•	If we are not able to maintain our culture, our business, financial condition, and results of operations could be adversely affected.

We depend on third parties for our wafer fabrication, assembly, and testing operations, which exposes us to certain risks that may harm our business.

We operate an outsourced manufacturing business model. As a result, we rely on third parties for all of our manufacturing operations, including wafer fabrication, assembly, and testing. Although we use multiple third-party supplier sources, we depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost, and manufacturing quality. Except for our agreement with Robert Bosch LLC (“Bosch”) for MEMS wafers, we do not have any long-term supply agreements with any of our other manufacturing suppliers. These third-party manufacturers often serve customers that are larger than us or require a greater portion of their services, which may decrease our relative importance and negotiating leverage with these third parties.

If market demand for wafers or production and assembly materials increases, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. This agreement expires in 2027 and may be terminated with three years’ advance notice beginning in February 2024. We currently rely on Bosch for our MEMS fabrication, and Taiwan Semiconductor Manufacturing Company (“TSMC”) for our analog circuits fabrication, and any disruption in their supply of wafers or any increases in their wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our gross margins would be adversely affected.

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

We currently rely on Advanced Semiconductor Engineering, Inc. (“ASE”), Carsem (M) Sdn. Bhd. (“Carsem”), and United Test and Assembly Center Ltd. (“UTAC”) for assembly and testing, as well as Daishinku Corp. (“Daishinku”) and UTAC for ceramic packaging for some of our products. Certain of our manufacturing, packaging, assembly, and testing facilities are located outside of the United States, including Malaysia, Taiwan, and Thailand, where we are subject to increased risk of political and economic instability, difficulties in managing operations, difficulties in enforcing contracts and our intellectual property, severe weather, and employment and labor difficulties. Additionally, public health crises, such as an outbreak of contagious diseases like the COVID-19 pandemic, may affect the production capabilities of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or work-from-home orders. For example, on March 16, 2020, the government of Malaysia announced measures to restrict movement in that country until March 31, 2020 in an effort to suppress the number of COVID-19 cases. The restrictions have been extended, currently until August 31, 2020. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for doubtful accounts. However, the extent of the COVID-19 pandemic’s impact on credit and financial markets is unknown, which creates uncertainty as to the financial condition of our distributors and customers. Based on our review of our customers annually and as of June 30, 2020, substantially all of which are large distributors, resellers, OEMs, and system manufacturers, we had a $0.1 million, $0.1 million and a $0.2 million reserve for doubtful accounts as of June 30, 2020, December 31, 2019 and December 31, 2018, respectively. If our doubtful accounts, however, were to exceed our current or future allowance for doubtful accounts, our business, financial condition, and results of operations would be adversely affected.

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

We recently repaid all of our outstanding indebtedness under our revolving line of credit and may seek, or be required to seek, alternative or additional debt financing in the immediate or near term.

On July 24, 2020 we repaid $35.0 million of outstanding indebtedness under our revolving line of credit agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”). We intend to terminate our $20.0 million revolving line of credit with SMBC. We also intend to terminate our $30.0 million loan agreement with MegaChips. We currently do not have any amounts drawn under either of these two facilities. We may seek, or be required to seek, additional or alternative sources of debt financing, in lieu of, or in addition to, our current facilities. Any required additional financing may not be available on terms acceptable to us, or at all. Further, we may not have the leverage to negotiate terms favorable to us under these arrangements, including with MUFG, as we are no longer a wholly-owned subsidiary of MegaChips. We do not expect MegaChips to provide guarantees of our indebtedness in the future, which may make it more difficult or expensive to borrow funds in the future. In addition, the terms of any financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, it could harm our liquidity position and we may have to scale back our operations or limit our production activities, which in turn would harm our business, operating results, and financial condition.

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

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, and Ukraine and work with third-party contractors in Russia. We also conduct marketing and administrative functions in the United States, China, Taiwan, and Ukraine. In addition, members of our sales force are located in the United States, China, India, France, Taiwan, and Ukraine. In addition, approximately 91%, 92%, 93% and 93%, respectively of our revenue for three and six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S., based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

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

•

trade and foreign exchange restrictions and higher tariffs, including the recent trade tensions between the U.S. and China that has resulted in higher tariffs on certain semiconductor products; which trade tensions may be exacerbated by China’s recent movement toward enacting broader national security powers over Hong Kong;

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

These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC in Taiwan for the fabrication of our analog circuits and have sales force personnel in Taiwan. If political tensions between China and Taiwan were to increase, it could disrupt our business. In addition, if the political and military situation in Russia and Ukraine, or the relationship between Russia and the United States, significantly worsens, or if either Russia or the United States imposes significant new economic sanctions or restrictions on doing business, and we are restricted or precluded from continuing our operations in Russia or Ukraine, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed. Further, the ongoing COVID-19 pandemic has led to travel, work-from-home and other restrictions, which has significantly impacted our domestic and international operations and the operations of our suppliers, distributors, partners, and customers. At this point, the extent to which the COVID-19 pandemic may impact our business is uncertain but it may materially adversely affect our business, financial condition or results of operations.

We face risks related to health epidemics such as the COVID-19 pandemic which could adversely affect our business and results of operations.

Our business could be materially adversely affected by a widespread outbreak of contagious disease, including the recent COVID-19 pandemic. We currently have employees, third-party contractors, distributors, and customers in numerous countries throughout the world that have each been impacted by the COVID-19 pandemic. The COVID-19 pandemic has restricted and is expected to continue to restrict travel and use of our facilities and the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. Although we do not source a significant amount of products or components from China, our third-party suppliers and customers may source materials from China which could indirectly impact our production or demand for our products. In addition to the COVID-19 pandemic, any future outbreak of contagious diseases in the human population could result in a continued widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and impact our results of operations.

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

Our products and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. For example, in May 2019, the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and certain of its affiliates to the Entity List, banning all exports to Huawei and its listed affiliates of items subject to control under the Export Administration Regulations (“EAR”). Certain exports to Huawei have been permitted under a temporary general license issued by the U.S. Commerce Department, which currently is valid through August 13, 2020. Although we have not had any direct sales with Huawei, we believe, based on sell-through information provided by our distributors, that we have had a small amount of revenue attributable to Huawei. However, to the extent this occurred during or after May 2019, we understand the products were not subject to the EAR. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or sanctions policies may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and results of operations.

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

Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or facilities, or the existence of computer viruses in our data or software could expose us to a risk of information loss, misappropriation of proprietary and confidential information, as well as work stoppages or disruptions. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, regulatory fines or penalties, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have an adverse effect on our business, financial condition, results of operations, reputation, and relationships with our customers and suppliers. Cybersecurity threats, which include computer viruses, spyware, and malware, attempts to access information, denial of service attacks, and other electronic security breaches, are persistent and evolve quickly. Such threats have increased in frequency, scope, and potential impact in recent years. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Risks Related to Intellectual Property

Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of June 30, 2020, we had 66 issued U.S. patents, expiring generally between 2026 and 2038, and 28 pending U.S. patent applications (including three provisional applications). Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

Intellectual property claims could also harm our relationships with our customers or distributors and might deter future customers from doing business with us. We do not know whether we will prevail in any such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the applicable products, processes, or technology;
•	pay substantial damages for infringement by us or our customers;
•	expend significant resources to develop non-infringing products, processes, or technology, which may not be successful;
•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor;
•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others; or
•	pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.

Any of the foregoing results could adversely affect our business, financial condition, and results of operations.

Any potential dispute involving patents or other intellectual property could affect our customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

In any potential dispute involving patents or other intellectual property, our customers could also become the target of litigation. Our agreements with customers and other third-parties generally include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our solutions included in their products. Large indemnity payments or damage claims from contractual breach could harm our business, financial condition, and results of operations. From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their intellectual property and trade secrets. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any litigation against our customers could trigger technical support and indemnification obligations under some of our agreements, which could result in substantial expense to us.

In addition, other customers, or end customers with whom we do not have formal agreements requiring us to indemnify them may ask us to indemnify them if a claim is made as a condition to awarding future design wins to us. Because some of our customers are larger than we are and have greater resources than we do, they may be more likely to be the target of an infringement claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit. If any such claims were to succeed, we might be forced to pay damages on behalf of our customers that could increase our expenses, disrupt our ability to sell our solutions and reduce our revenue. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers and reduce demand for our solutions. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our products to decrease. Any of the foregoing could harm our business, financial condition, and results of operations.

Risks Related to MegaChips Corporation’s Ownership Position in Our Common Stock

As long as MegaChips holds a significant amount of our stock, our other shareholders’ ability to influence matters requiring stockholder approval will be limited.

MegaChips owns 7,500,000 shares of our common stock, representing approximately 44.9% of our outstanding common stock as of June 30, 2020. For so long as MegaChips, its successors in interest, and its subsidiaries continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of seven seats on our board of directors, to be able to elect the members of our board of directors, and could at any time replace our entire board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

For example, as long as MegaChips continues to hold a significant or the largest ownership position in our outstanding common stock, MegaChips may have the ability to control or otherwise affect the outcome of any stockholder vote during this period. As a result, MegaChips will have the ability to exert significant influence over all matters affecting us, including:

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

MegaChips’ voting control may discourage transactions involving a change of control of us, including transactions in which other holders of our common stock might otherwise receive a premium for their shares over the then current market price.

MegaChips is not prohibited from selling a portion or all of its interest in us to a third party and may do so without our other stockholders’ approval and without providing for a purchase of shares of common stock held by our other stockholders. Accordingly, shares of our common stock may be worth less than they would be if MegaChips did not maintain significant voting influence over us.

We may be impacted by risks associated with MegaChips and third parties may seek to hold us responsible for liabilities of MegaChips.

We may be negatively impacted by events affecting MegaChips. For example, if MegaChips were subject to shareholder or other litigation or takeover activity, it could disrupt our business and operations. In addition, third parties may seek to hold us responsible for MegaChips’ liabilities, particularly as a public company in the U.S. with an increased profile and visibility. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from MegaChips. This in turn may adversely affect our business, financial condition, and results of operations. Further, we may also be subject to risks associated with changes in Japanese laws and regulations, which may impact us as a result of MegaChips ownership interest in us.

Our inability to resolve any disputes that arise between us and MegaChips with respect to our past and ongoing relationships may adversely affect our operating results.

Disputes may arise between MegaChips and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification, and other matters arising from our separation from MegaChips;
•	employee retention and recruiting;
•	business combinations involving us;
•	sales or distributions by MegaChips of our products;
•	sales or distributions by MegaChips of all or any portion of its ownership interest in us;
•	the nature, quality, and pricing of services MegaChips has agreed to provide us; and
•	business opportunities that may be attractive to both MegaChips and us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

We currently have a loan agreement with MegaChips. As of June 30, 2020, there is no outstanding balance under this loan (the “MegaChips Loan”). The MegaChips Loan bears interest at a rate equal to the interest rate at which MegaChips procured the funds from Sumitomo Mitsui Banking Corporation (“SMBC”), plus 0.09%. MegaChips has discretion whether to accept our request for a loan. We have also entered into a distribution agreement with MegaChips under which MegaChips has the exclusive right to promote, market, and sell our products in Japan as the exclusive distributor. The agreements we entered into with MegaChips may be amended upon agreement between the parties. Because MegaChips is a major stockholder, we may not have the leverage to negotiate amendments to these agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party.

In addition, MegaChips guaranteed our obligations under our revolving line of credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”), which has an aggregate principal amount of up to $50.0 million through June 30, 2020, and continues to guarantee our revolving line of credit with SMBC which has an aggregate principal amount of up to $20.0 million. We may not have the leverage to negotiate terms favorable to us under these agreements, as we are no longer a wholly-owned subsidiary of MegaChips.

There could be potential conflicts of interest between us and affiliates of MegaChips, which could impact our business and operating results.

Some of our directors and executive officers own MegaChips’ common stock and restricted stock units. In addition, some of our directors have or had affiliations with MegaChips. Ownership of MegaChips securities by our directors and officers and affiliations of directors with MegaChips could create, or appear to create, conflicts of interest with respect to matters involving both us and MegaChips. For example, corporate opportunities may arise that concern both of our businesses, such as the potential acquisition of a particular business or technology that is complementary to both of our businesses. In addition, we have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of such directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis. If any corporate opportunity arises and if our directors and officers do not pursue it on our behalf pursuant to the provisions in our amended and restated certificate of incorporation, we may not become aware of, and may potentially lose, a significant business opportunity.

As long as MegaChips continues to hold a significant, or the largest, ownership position in our outstanding common stock, MegaChips could effectively control or otherwise exert significant influence over our board of directors, which in turn may create issues if and to the extent our interests and those of MegaChips diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

We are no longer a “controlled company” within the meaning of the Nasdaq listing rules. As a result, we are no longer exempt from certain corporate governance requirements.

As a result of our June 2020 stock offering, MegaChips’ no longer holds more than 50% of the voting power for our board of directors, and therefore we no longer qualify as a “controlled company” within the meaning of the Nasdaq listing rules. Controlled companies are not required to comply with certain corporate governance rules that would otherwise apply to a listed company on Nasdaq, including the requirement that compensation committee and nominating and corporate governance committee be composed entirely of “independent” directors (as defined by the Nasdaq listing rules). Further, a controlled company’s board of directors is not required to include a majority of “independent” directors. As a result of our June 2020 stock offering, we ceased to be a controlled company are no longer be exempt from such requirements.

Risks Related to Our Common Stock

Our stock price may be volatile and may decline, resulting in a loss of some or all of your investment.

The trading price and volume of our common stock is likely to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, product life cycles, pricing, ordering patterns, and unforeseen operating costs;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	announcements with respect to developments, status, and impact on us, our competition, our constituents, and our suppliers of the COVID 19 global pandemic;
•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	announcements by our significant customers of changes to their product offerings, business plans, or strategies;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in the semiconductor industry;
•	timing and seasonality of the end-market demand;
•	cyclical fluctuations in the semiconductor market;
•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
•	any major change in our management;
•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism, the COVID-19 pandemic, or responses to these events.

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

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, including MegaChips, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2020, 16,715,995 shares of common stock were outstanding. Except as described below, all of the shares of common stock are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act.

Subject to the restrictions under Rule 144 under the Securities Act, approximately 10,200,000 shares of our common stock became eligible for sale beginning May 19, 2020 upon the expiration of market stand-off provisions or lock-up agreements entered into in connection with our initial public offering. The market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

Certain members of our management, including certain of our executive officers, purchased in the aggregate 86,923 shares of our common stock in our initial public offering. Any such shares purchased by individuals who are considered to be our affiliates cannot be freely resold in the public market as a result of restrictions under securities laws, but will be able to be sold following the expiration of the restrictions contained in the lock-up agreements described above that our executive officers and directors have entered into and subject to Rule 144.

As of June 30, 2020, MegaChips holds 7,500,000 shares of our common stock. We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to existing market stand-off or lock-up agreements and relevant vesting schedules.

If securities analysts or industry analysts downgrade our common stock, publish negative research or reports, or fail to publish reports about our business, our stock price and trading volume could decline.

The market price and trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business, and our market. If one or more analysts adversely change their recommendation regarding our stock or change their recommendation about our competitors’ stock, our stock price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our stock price or trading volume to decline. In addition, if our operating results fail to meet the expectations created by securities analysts’ reports, our stock price could decline.

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

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) was signed into law as a result of the COVID-19 pandemic. The new legislation includes a number of income tax provisions applicable to individuals and businesses. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of the COVID-19 pandemic. Although, due to our historical net operating losses incurred in the U.S., the CARES Act did not have a material impact on our condensed consolidated financial statements as of June 30, 2020, we continue to examine the elements of the CARES Act and other changes in tax laws and regulations and the impact they may have on us in the future.

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

If we fail to strengthen our financial reporting systems, infrastructure, and internal control over financial reporting to meet the demands required as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately or prevent fraud. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”).

As a public company we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. Our management team and other personnel will need to devote a substantial amount of time to, and we may not effectively or efficiently manage, our new obligations as a public company.

We intend to hire additional accounting and finance personnel with system implementation experience and expertise regarding compliance with the Sarbanes-Oxley Act. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If we are unable to recruit and retain additional finance personnel or if our finance and accounting team is unable for any reason to respond adequately to the increased demands from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations.

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

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

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (d) any action asserting a claim against us governed by the internal affairs doctrine. Section 27 of the Securities Exchange Act of 1934, or the Exchange Act, creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

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

Item 5. Other Information.

Executive Bonus and Retention Plan

On August 4, 2020, the Compensation Committee of the Board of Directors approved and adopted the Executive Bonus and Retention Plan (the “Plan”) and target bonus amounts and performance goals under the Plan applicable for the second half of the Company’s 2020 fiscal year (the “2020 Goals”). Each of the Company’s named executive officers is a participant in the Plan and subject to the 2020 Goals.

General

Under the Plan, for any fiscal year, or portion thereof, the Committee will establish threshold, target, and maximum bonus levels (the “Bonus Targets”) and the corresponding threshold, target, and maximum performance goals (the “Performance Goals”). The Performance Goals may include but shall not be limited to: (a) any one or more financial performance metrics, measured either quarterly, semi-annually, annually or cumulatively over a period of years, on an absolute basis or relative to a pre-established target, on a GAAP or non-GAAP basis in the case of certain financial metrics, to previous years’ results or to a designated comparison group, in each case as specified and weighted by the Committee; and (b) such other criteria as the Committee may determine are appropriate.  The Committee may, in its sole discretion and at any time, (i) increase, reduce or eliminate the amount allocated to the bonus pool, or (ii) modify the Bonus Targets or Performance Goals used in determining the bonus pool.  Further, to the extent that the Plan bonus threshold, target or maximum funding and/or performance levels are pre-established with respect to any or all employees, the Committee (or its delegate, as applicable) reserves the discretion to modify the final bonus(es) payable to any or all such employees as determined appropriate in its sole discretion.  Bonuses may be payable in cash or awards with respect to shares of Company common stock issued under the Company’s 2019 Stock Incentive Plan, including awards subject to additional vesting requirements, and the employee must be employed on the date of payment (and on any subsequent vesting date(s) to the extent applicable) in order to earn any bonus under the Plan.

2020 Goals

Pursuant to the 2020 Goals, the Plan provides each participant with the opportunity to earn a bonus based on the achievement of revenue and Non-GAAP operating profit for the second half of 2020, as well as individual performance goals. Each of these performance goals receives a different weight when the bonus attainment is calculated. All bonuses will be subject to minimum and maximum performance in each performance metric, and each of the performance goals is measured independently of the other. If performance for a particular metric is achieved at target, the bonus for that metric is paid out at target based on its percentage weight. Actual payouts may range from zero to 150% of target, based on performance.

For the second half of 2020, the CEO’s target bonus is 50% of his annual base salary and the target bonus is 25% of annual base salary for the other named executive officers. The bonus for each named executive officer will be equal to (1) the applicable target bonus amount multiplied by (2) the percentage achievement applicable to the weighted combination of those goals identified above as achieved for the second half of 2020. Once certified, bonuses will be paid in the form of restricted stock units for shares having a value on the date of grant equal to the certified amount, half of which will vest on February 20, 2021 and half of which will vest on August 20, 2021, subject to continued employment through the applicable vesting date. The Compensation Committee retains discretion to modify the actual bonus payment based on a number of factors, including individual performance.

Item 6. Exhibits.

The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporate (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 9, 2020).

4.1	Form of Common Stock Certificate of the Company ((incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305) (the “S-1”)).

4.2 10.1* 10.2* 10.3*†

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-k filed March 2, 2020).

Independent Director Compensation Policy.

Executive Bonus and Retention Plan.

Asset Purchase Agreement dated August 4, 2020, by and among MegaChips Corporation and SiTime Corporation.

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

SiTime Corporation

Date: August 6, 2020	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer