Form 10-Q
period 2020-09-30
SITIME Corp
filed 2020-11-05
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 16,940,154 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$69,208	$63,418
Accounts receivable, net	17,224	17,659
Related party accounts receivable	738	1,073
Inventories	15,208	11,911
Prepaid expenses and other current assets	2,975	5,601
Total current assets	105,353	99,662
Property and equipment, net	10,859	9,288
Intangible assets, net	2,103	4,489
Right-of-use assets, net	9,220	9,790
Other assets	162	162
Total assets	$127,697	$123,391
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$7,473	$3,869
Accrued expenses and other current liabilities	10,092	8,442
Loan obligations	—	41,000
Total current liabilities	17,565	53,311
Lease liabilities	7,309	7,940
Total liabilities	24,874	61,251
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 16,940 and 14,968 shares issued and outstanding at September 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	168,208	116,162
Accumulated deficit	(65,387)	(54,024)
Total stockholders’ equity	102,823	62,140
Total liabilities and stockholders’ equity	$127,697	$123,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenue	$32,667	$25,325	$75,882	$55,985
Cost of revenue	15,765	13,178	39,021	29,875
Gross profit	16,902	12,147	36,861	26,110
Operating expenses:
Research and development	8,484	5,778	22,906	17,846
Selling, general and administrative	8,978	4,869	24,642	14,167
Total operating expenses	17,462	10,647	47,548	32,013
(Loss) income from operations	(560)	1,500	(10,687)	(5,903)
Interest expense	(110)	(426)	(726)	(1,320)
Other income (expense), net	3	5	51	(16)
(Loss) income before income taxes	(667)	1,079	(11,362)	(7,239)
Income tax expense	—	—	(1)	(1)
Net (loss) income	$(667)	$1,079	$(11,363)	$(7,240)
Net (loss) income attributable to common stockholders and comprehensive (loss) income	$(667)	$1,079	$(11,363)	$(7,240)
Net (loss) income per share attributable to common stockholders, basic and diluted	$(0.04)	$0.11	$(0.72)	$(0.72)
Weighted-average shares used to compute basic and diluted net (loss) income per share	16,818	10,000	15,737	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	(in thousands)
Balances at June 30, 2020	16,716	$2	$164,287	$(64,720)	$99,569
Stock-based compensation expense	—	—	3,919	—	3,919
Net loss	—	—	—	(667)	(667)
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	224	—	2	—	2
Balances at September 30, 2020	16,940	$2	$168,208	$(65,387)	$102,823
Balances at June 30, 2019	10,000	1	58,431	(55,736)	2,696
Net income	—	—	—	1,079	1,079
Balances at September 30, 2019	10,000	$1	$58,431	$(54,657)	$3,775
Balances at December 31, 2019	14,968	$2	$116,162	$(54,024)	$62,140
Stock-based compensation expense	—	—	9,749	—	9,749
Net loss	—	—	—	(11,363)	(11,363)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,525	—	45,789	—	45,789
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	447	—	(3,492)	—	(3,492)
Balances at September 30, 2020	16,940	$2	$168,208	$(65,387)	$102,823
Balances at December 31, 2018	10,000	1	58,431	(47,417)	11,015
Net loss	—	—	—	(7,240)	(7,240)
Balances at September 30, 2019	10,000	$1	$58,431	$(54,657)	$3,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,363)	$(7,240)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	4,966	6,159
Non-cash operating lease cost	1,230	968
Stock-based compensation expense	10,129	—
Impairment of internal-use software	959	—
Changes in assets and liabilities:
Accounts receivable, net	435	1,908
Related party accounts receivable	335	573
Inventories	(3,481)	7,367
Prepaid expenses and other assets	2,625	(1,825)
Accounts payable	3,820	(621)
Accrued expenses and other liabilities	2,108	(1,489)
Lease liabilities	(1,921)	(918)
Net cash provided by operating activities	9,842	4,882
Cash flows from investing activities
Purchase of property and equipment	(3,912)	(832)
Cash paid for intangibles	(1,437)	(1,378)
Net cash used in investing activities	(5,349)	(2,210)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	45,789	(1,329)
Tax withholding paid on behalf of employees for net share settlement	(3,492)	—
Proceeds from loans from financial institutions	35,000	—
Principal payments on loans to financial institutions	(76,000)	—
Net cash provided by (used in) financing activities	1,297	(1,329)
Net increase in cash and cash equivalents	5,790	1,343
Cash and cash equivalents
Beginning of period	63,418	7,889
End of period	$69,208	$9,232
Supplemental disclosure of cash flow information
Interest paid during the period	799	1,258
Income taxes paid	1	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	420	120
Unpaid deferred offering costs	—	461
Right-of-use assets acquired under operating leases	382	10,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

SiTime Corporation (the “Company”) was incorporated in the State of Delaware in December 2003. The Company is a provider of silicon timing systems. The Company primarily supplies oscillator products that are comprised of a MEMS resonator and clock IC that is integrated into a package, as well as standalone resonators. The Company has also started to sample clock ICs. The Company’s products are designed to address a wide range of applications across a broad array of end markets. The Company operates a fabless business model and leverages its global network of distributors and resellers to address the broad set of end markets that it serves.

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

The Company was a wholly-owned subsidiary of MegaChips Corporation (“MegaChips”), a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange, until the Company completed its initial public offering in November 2019. On June 16, 2020, we completed a follow-on public offering, in which we issued and sold 1,525,000 shares of our common stock and MegaChips sold 2,500,000 of our common stock held by them, resulting in net proceeds to the Company of $45.8 million after deducting underwriting discounts and commissions of $2.7 million and deferred offering costs of $0.3 million. MegaChips remains the largest stockholder of the Company and held approximately 44.3% of the Company’s outstanding common stock as of September 30, 2020.

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

The global health crisis caused by the COVID-19 pandemic has negatively impacted business activity across the globe and has impacted the Company's employees and operations.  The inputs into the Company’s judgments and estimates consider the economic implications of the COVID-19 pandemic, as the Company knows them, on the Company’s critical and significant accounting estimates.  The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain and as such, the Company is not able to estimate the future effects of the COVID-19 pandemic on its employees, customers, suppliers, results of operations, financial condition, or liquidity for fiscal year 2020.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019. There had been no changes to these accounting policies except for the recently adopted accounting guidance as discussed below.

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

Note 2. Net Loss (Income) Per Share

The following table summarizes the computation of basic and diluted net loss (income) per share attributable to common stockholder of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net (loss) income attributable to common stockholders	$(667)	$1,079	$(11,363)	$(7,240)
Weighted-average shares outstanding	16,818	10,000	15,737	10,000
Weighted average shares used to compute basic and diluted net (loss) income per share	16,818	10,000	15,737	10,000
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.04)	$0.11	$(0.72)	$(0.72)

Note 3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term debt obligations, and other current liabilities, approximate their fair values due to their short maturities.

At September 30, 2020 and December 31, 2019, cash balances in bank checking and savings accounts of $14.1 million and $28.4 million, respectively were valued using Level 1 of the fair value hierarchy. At September 30, 2020 and December 31, 2019, highly liquid money market funds of  $55.1 million and $35.0 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.

Note 4. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Accounts receivables, gross	$17,274	$17,788
Allowance for doubtful accounts	(50)	(129)
Accounts receivables, net	$17,224	$17,659

Inventory

Inventory consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$1,382	$304
Work in progress	11,937	8,160
Finished goods	1,889	3,447
Total inventories	$15,208	$11,911

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Advance to suppliers	$—	$3,338
Prepaid expenses	1,921	1,279
Other current assets	1,054	984
Total prepaid and other current assets	$2,975	$5,601

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Lab Equipment	$20,706	$17,376
Computer Equipment	1,028	800
Furniture and fixtures	241	241
Construction in Progress	921	221
Leasehold improvements	4,086	4,074
	26,982	22,712
Accumulated depreciation	(16,123)	(13,424)
Total property and equipment, net	$10,859	$9,288

Depreciation expense related to property and equipment was $1.0 million, $2.7 million, $0.9 million, and $2.4 million for the three and nine months ended September 30, 2020 and 2019, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Internal use software	$9,338	$10,022
Purchased intangibles	5,334	4,793
	14,672	14,815
Accumulated amortization	(12,569)	(10,326)
Intangible assets, net	$2,103	$4,489

Amortization expense for intangible assets was $0.3 million, $2.3 million, $1.2 million, and $3.7 million for the three and nine months ended September 30, 2020 and 2019, respectively. In the three and nine months ended September 30, 2020 the Company recorded impairment charges of $0.8 million and $1.0 million respectively, related to capitalized cost of software that was within the development phase and was being developed solely to meet the Company’s internal needs. The related product for which the software was developed to support in production was abandoned as the Company changed its roadmap and improved the final desired technical specifications required of the new product. Accordingly, it was no longer probable that the software project will be completed and placed into service. The impairment charge was recorded as research and development expense in the condensed consolidated statement of operations.

As of September 30, 2020, the Company had $0.7 million of intangibles that were still in development stage and were not being amortized. The estimated aggregate future amortization expense for intangible assets in development stage and subject to amortization as of September 30, 2020 is summarized as below:

(in thousands)
2020 (remainder)	$317
2021	1,177
2022	469
2023	140
$2,103

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Accrued payroll and related benefits	$3,963	$1,880
Price adjustment and other revenue reserves	1,789	1,222
Short term lease liability	1,243	1,874
Other accrued expenses	3,097	3,466
Total accrued expenses and other current liabilities	$10,092	$8,442

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

As of September 30, 2020, the Company did not have any leases that had not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of September 30, 2020:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Right-of-use assets	$9,220	$9,790
Lease liabilities included in accrued expenses and other current liabilities	1,243	1,874
Lease liabilities - non-current	7,309	7,940
Total operating lease liabilities	$8,552	$9,814
Weighted-average remaining lease term (years)	6.1	7.1
Weighted-average discount rate	4.2%	4.1%

The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$418	$352	$1,269	$1,006
Short-term lease cost	88	93	253	221
Variable lease cost	37	225	193	390
Total lease cost	$543	$670	$1,715	$1,617

Cash paid for operating lease liabilities was $0.3 million, $1.9 million, $2.0 million and $2.7 million, respectively for the three and nine months ended September 30, 2020 and 2019. The cash paid for three and nine months ended September 30, 2019, includes $1.6 million of prepaid lease payments. The Company sub-leased a portion of its Santa Clara facility through March 31, 2019 and received $0.1 million in sub-lease income for the nine months ended September 30, 2019, which was included in the short-term lease cost above.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of September 30, 2020:

(in thousands)
2020	$275
2021	1,567
2022	1,595
2023	1,489
2024	1,532
2025 and beyond	3,194
Total minimum lease payments	9,652
Less: amount of lease payments representing interest	(1,100)
Present value of future minimum lease payments	8,552
Less: current obligations under leases	(1,243)
Long-term lease liabilities	$7,309

Note 6. Stockholders’ Equity

On June 16, 2020, we completed a follow-on public offering, in which we issued and sold 1,525,000 shares of our common stock and MegaChips sold 2,500,000 of our common stock held by them.

Equity Incentive Plans

The following table summarizes the restricted stock unit award (“RSU”) and cash restricted stock unit award (“CRSU”), activity for the three and nine months ended September 30, 2020:

	RSU	Grant Date	CRSU	Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	per share	Shares	per share
Balance at December 31, 2019	2,989,322	$13.0	—	$-
Granted	206,026	20.9	—	—
Vested	(149,141)	13.2	—	—
Forfeited	(130,939)	13.5	—	—
Balance at March 31, 2020	2,915,268	$13.5	—	$-
Granted	130,640	33.8	4,780	22.2
Vested	(183,910)	14.0	(3,290)	20.9
Forfeited	(17,860)	13.8	—	13.8
Balance at June 30, 2020	2,844,138	$14.4	1,490	$25.2
Granted	133,825	51.4	3,524	46.9
Vested	(224,179)	16.8	(4,130)	41.5
Forfeited	(19,980)	15.0	—	—
Balance at September 30, 2020	2,733,804	$16.0	884	$26.9

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”) with target bonus amounts and performance goals for the second half of the fiscal year 2020 (the “2020 Goals”). The 2020 Goals are based on the achievement of revenue and Non-GAAP operating profit for the second half of 2020, as well as individual performance goals. The target bonuses were granted based on a fixed dollar amount to be settled in restricted stock units on the vesting date and hence the awards have been classified as liability-based awards. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statement. The liability of $0.4 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet. Actual payouts may range from zero to 150% of target, based on performance.

In the three and nine months ended September 30, 2020, the Company granted cash based RSUs (the “CRSU”) as part of an employee bonus plan. Generally, such units are granted quarterly and fully vest at the end of the quarter they are granted except units granted to new hires that have a one-year cliff vesting. Such awards have also been classified as liability-based awards.

For the nine months ended September 30, 2020, the Company issued 447,077 shares of common stock in connection with the vesting of RSUs. The difference between the number of RSUs vested and the shares of common stock issued is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity awards	(in thousands)
Cost of revenue	$34	$—	$119	$—
Research and development	1,100	—	3,016	—
Selling, general and administrative	2,785	—	6,614	—
	$3,919	$—	$9,749	$—
Liability-based awards
Cost of revenue	$98	$—	$138	$—
Research and development	285	—	383	—
Selling, general and administrative	338	—	392	—
	$721	$—	$913	$—
Total stock-based compensation expense	$4,640	$—	$10,662	$—

As of September 30, 2020, there was $41.3 million and $1.1 million of unrecognized compensation costs related to RSUs granted and liability-based awards granted, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.67 years for equity awards and 0.44 years for liability-based awards.

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

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) was signed into law. The new legislation includes a number of income tax provisions applicable to individuals and businesses. Due to historical net operating losses incurred in the U.S., the CARES Act did not have material impacts on the Company’s condensed consolidated financial statements as of September 30, 2020. The Company continues to examine the elements of the CARES Act and the impact it may have on its financial statements.

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
(Loss) income before income taxes	$(667)	$1,079	$(11,362)	$(7,239)
Provision (benefit) for income tax	—	—	(1)	(1)
Effective tax rate	0%	0%	0%	0%

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

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company had $2.2 million and $2.2 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2020 and 2019, the Company had immaterial amounts related to the accrual of interest and penalties.

Note 8. Segment, Geographic and Customer Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Taiwan	$16,126	$11,934	$34,099	$26,830
Hong Kong	9,209	4,442	19,530	11,047
United States	2,263	1,412	5,938	3,880
Other	5,069	7,537	16,315	14,228
Total	$32,667	$25,325	$75,882	$55,985

The Company’s long-lived assets in the U.S. attributable to operations as of September 30, 2020 and December 31, 2019 were 96% and 97%, respectively, of total property and equipment and intangible assets.

Revenue from sales to three of the Company's distributors accounted for 30.3%, 15.8%, and 14.6% of its consolidated revenues for the three months ended September 30, 2020. Revenue from sales to three of the Company's distributors accounted for 23.0%, 19.7% and 14.0% of its consolidated revenues for the nine months ended September 30, 2020. Revenue from sales to one end customer accounted for 44.6% and 36.3% for the three and nine months ended September 30, 2020. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months or nine months ended September 30, 2020.

Revenue from sales to four of the Company's distributors accounted for 27.5%, 16.9%, 15.3% and 11.7% of its consolidated revenues for the three months ended September 30, 2019. Revenue from sales to three of the Company's distributors accounted for 23.1%, 19.3% and 18.2% of its consolidated revenues for the nine months ended September 30, 2019. Revenue from sales to one end customer accounted for 34.1% and 35.4% for the three and nine months ended September 30, 2019. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months or nine months ended September 30, 2019.

Note 9. Debt Obligations

The Company has borrowed against the short-term revolving line of credit that it has arranged with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”) to fund its operations. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2019 was 1.42%.

As of September 30, 2020, the Company was in compliance with all of the financial covenants under its debt agreement with MUFG.

Debt obligations as of September 30, 2020 and December 31, 2019 consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Revolving line of credit:
MUFG	$—	$41,000
Balance	—	41,000
Less: Current portion of long-term debt	—	(41,000)
Long-term debt	$—	$—

As of December 31, 2019, debt obligations were as follows (dollars in thousands):

Lender	Loan Start Date	Loan Amount	Annual Interest Rate	Maturity Date
MUFG	12/19/2019	$38,000	2.97%	6/10/2020
MUFG	8/23/2019	3,000	3.10%	2/19/2020
		$41,000

On June 10, 2020, the $38.0 million loan with MUFG matured, at which time the Company renewed the loan for $23.0 million at an interest rate of 1.39% through June 24, 2020.  On June 24, 2020, the loan was further extended through July 24, 2020 at an interest rate of 1.45%. On July 24, 2020, the Company paid down all outstanding loans with MUFG of $35.0 million of which $12.0 million of loans were prepaid with a penalty of $0.1 million. Effective June 30, 2020, the MegaChips guarantee for the revolving line of credit with MUFG has been terminated. Upon termination of the guarantee, the Company agreed to maintain a minimum cash balance in its operating cash account equal to its outstanding loan balance with MUFG.  The minimum cash balance requirement is a compensating balance arrangement that does not legally restrict any cash amounts that are shown in the condensed consolidated balance sheet. The Company continues to have $50.0 million funds available under its credit facility with MUFG. The credit line with MUFG is no longer guaranteed by MCC. As of September 30, 2020, the Company closed the $20.0 million revolving line of credit it had with Sumitomo Mitsui Banking Corporation and $30.0 million revolving line of credit with MegaChips. Both of these credit facilities had no outstanding balance at time of closing.

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

In March 2019, VTT Technical Research Centre of Finland, Ltd. ("VTT") filed suit in the United States District Court for the Northern District of California alleging infringement by the Company of a patent relating to specific combinations of features set forth in U.S. Patent No. 8,558,643. The complaint sought unspecified monetary damages and injunctive relief. On January 22, 2020, the Company participated in a mediation that had been ordered by the Court.  The case was not resolved at the mediation. A Markman Hearing was held on May 15, 2020 relating to a number of different disputed claim terms, and on July 9, 2020 the Court issued a Markman Order relating to those disputed claim terms.  Among its determinations, the Court found that one of the disputed claim terms was indefinite, as well as any claim that had this claim term in it.  On July 17, 2020, the Court issued a judgment finding all claims of U.S. Patent No. 8,558,643 invalid, based upon its Markman Order.  VTT filed a Notice of Appeal of the Court's judgment with the US Court of Appeals for the Federal Circuit and is expected to file its opening brief by November 19, 2020 and the Company is expected to file its response brief by January 28, 2020. The Company has not accrued for a loss contingency relating to such matter as the potential loss is currently not probable and reasonably estimable.

Indemnification

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify other parties to such agreements with respect to certain matters. Typically, these obligations arise in the context of contracts that the Company has entered into, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants or terms and conditions related to such matters as the sale and/or delivery of its products, title to assets sold, certain intellectual property claims, defective products, specified environmental matters, and certain income taxes. Further, the Company’s obligations under these agreements may be limited in terms of time, amount, or the scope of its responsibility and in some instances, the Company may have recourse against third-parties for certain payments made under these agreements. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has had no material indemnification claims under these agreements.

Note 11. Related Party Transactions

The Company entered into an agreement with MegaChips, whereby the Company appointed MegaChips as the exclusive sales representative of its products in Japan. The Company sells products through MegaChips to distributors, resellers, or direct customers in Japan. The Company pays MegaChips a fixed percentage of the revenue as sales commission, which is recorded as commission expense and included in sales and marketing in the consolidated statements of operations and comprehensive loss.

MegaChips is the largest stockholder of the Company and held approximately 44.3% and 66.8% of the Company’s outstanding common stock as of September 30, 2020 and December 31, 2019, respectively.

In the three and nine months ended September 30, 2020, the Company entered into an asset purchase agreement with MegaChips Corporation.

In the nine months ended September 30, 2020 the Company entered into an equipment purchase agreement with MegaChips Taiwan Corporation, a wholly-owned subsidiary of MegaChips Corporation.

In the nine months ended September 30, 2020 the Company entered into a services and secondment agreement with MegaChips LSI USA Corporation, a wholly-owned subsidiary of MegaChips Corporation.

See Note 9, “Debt Obligations” for more information regarding the Company’s loan agreement with MegaChips.

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
MegaChips
Accounts receivable	$738	$1,073
Prepaid expenses and other current assets	—	18
Accounts payable	29	220

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
MegaChips
Sales	$1,544	$1,418	$4,274	$3,232
License expense	—	68	148	68
Commission expense	64	59	176	127
Affiliates
Consulting fees	87	—	262	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
MegaChips
Cash paid for commissions	$64	$59	$176	$127
Cash paid for licenses	—	—	25	91
Affiliates
Cash paid for consulting fees	87	—	262	—

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

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding:

•	our plans to focus on oscillators, clock IC, resonators and timing sync solutions and to aggressively expand our presence in these markets;
•

the impact of the COVID-19 pandemic on our business, employees, revenue and other operating results, liquidity, and cash flows, and its impact on the businesses of our suppliers and customers, and our anticipated responses thereto;

•	our ability to address market and customer demands and to timely develop new or enhanced solutions to meet those demands;
•	anticipated trends, challenges and growth in our business and the markets in which we operate, including pricing expectations;
•	our expectations regarding our revenue, gross margin, and expenses;
•	expected impact of new legislation and IRS guidance issued in response to the COVID-19 pandemic;
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

We commenced commercial shipments of our first oscillator products in 2006. Substantially all of our revenue to date has been derived from sales of oscillator systems across our target end markets. We recently introduced products into the clock IC market, which we began sampling in 2019, and to focus on clock IC and timing sync solutions in the future. We seek to aggressively expand our presence in these two markets.

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

We were acquired by MegaChips in 2014 and were a wholly-owned subsidiary of MegaChips, a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange, until November 25, 2019. On November 25, 2019, we completed the initial public offering of shares of our common stock. On June 16, 2020, we completed a follow-on public offering, in which we issued and sold 1,525,000 shares of our common stock and MegaChips sold 2,500,000 of our common stock held by them. MegaChips continues to be our largest stockholder and held approximately 44.3% of our common stock as of September 30, 2020.

Impact of COVID-19 on our Business

The future impact of the global emergence of the COVID-19 pandemic on our business is currently unknown. In an effort to protect the health and safety of our employees, we took proactive actions and adopted social distancing policies at our locations around the world, including work from home (“WFH”), reducing the number of people in our sites at any one time, and suspending employee travel. In an effort to contain the COVID-19 pandemic or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In addition, the United States and other foreign countries in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to WFH, which has impacted all aspects of our business, as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations.

We anticipate the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe and will continue to impact our business, employees and operations. We believe that the COVID-19 pandemic has caused, and could continue to cause, delay and disruption in the manufacture, shipment, and sales of, and overall demand for, our products. In addition, we believe the production capabilities of our suppliers has been, and may continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. For example, on March 16, 2020, the government of Malaysia announced measures to restrict movement in that country to suppress the number of COVID-19 cases. The restrictions have been extended currently until December 31, 2020. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country. Any delay or disruption in the manufacture, shipment and sales of, or overall demand for, our products in turn may negatively and materially impact our operating and financial results, including revenue, gross margins, operating margins, cash flows and other operating results. Further, the resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could result in continued disruption to us, our suppliers, and/or our customers. To date, the Company has experienced minimal impact from any supplier disruption. The duration and full magnitude of the COVID-19 pandemic’s impact on credit and financial markets is also unknown, which creates uncertainty as to the financial condition of our distributors or customers. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may also experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.

We currently have employees, third-party contractors, distributors, and customers in numerous countries throughout the world that have each been impacted by the COVID-19 pandemic. The COVID-19 pandemic has restricted and is expected to continue to restrict travel and use of our facilities and the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. We cannot predict with certainty what other impacts the COVID-19 pandemic may have on our business, employees, service providers, customers and results of operations.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands except percentage)
Revenue	$32,667	$25,325	$7,342	29%	$75,882	$55,985	$19,897	36%

Revenue increased by $7.3 million, or 29%, for three months ended September 30, 2020 compared to the same period in the prior year. The increase in revenue was primarily related to increased revenue of $5.9 million from our largest customer from higher sales volume.  The remaining increase was from increased ASP from our customers largely in Asia. The overall average selling price of our products increase by $0.02 year over year driven mostly by mix of products.

Revenue increased by $19.9 million, or 36%, for nine months ended September 30, 2020 compared to the same period in the prior year. The revenue from our customers largely in Asia increased $12.2 million primarily from higher sales volume of 13% and an increase in ASP. The remaining increase was primarily related to increased revenue of $7.7 million from our largest customer from higher sales volume and higher ASP driven by mix of products sold. The overall average selling price of our products increased by $0.03 year over year driven mostly by mix of products.

For three and nine months ended September 30, 2020, sales attributable to our largest end customer accounted for 45% and 36% of our revenue, respectively. Our end customers predominantly purchase our products from distributors. For the three and nine months ended September 30, 2020, our top three distributors by revenue together accounted for approximately 61% and 57% of our revenue, respectively. Revenue attributable to our largest ten end customers accounted for 63% and 55% respectively for the three and nine months ended September 30, 2020.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$15,765	$13,178	$2,587	20%	$39,021	$29,875	$9,146	31%
Gross Profit	16,902	12,147	4,755	39%	36,861	26,110	10,751	41%
Gross Margin	52%	48%			49%	47%

Gross profit increased by $4.8 million in the three months ended September 30, 2020 compared to the same period in the prior year. The gross profit for the period ended September 30, 2019 included a benefit of $0.7 million from the sale of previously reserved inventory.  Gross profit excluding this benefit of $0.7 million increased $5.5 million year over year mainly from an increase in ASP as other manufacturing costs remained relatively flat.

Gross profit increased by $10.8 million in the nine months ended September 30, 2020 compared to the same period in the prior year. The gross profit for the period ended September 30, 2019 included a benefit of $2.4 million from the sale of previously reserved inventory.  Gross profit excluding this benefit of $2.4 million increased a net $13.2 million year over year mainly from higher sales volume and an increase in ASP which were offset by higher other manufacturing and overhead costs of $1.5 million.

Gross margin was higher by 4% in the three months ended September 30, 2020 when compared to the same period in the prior year. The gross margin for the period ended September 30, 2019 included a benefit of 2% or $0.7 million from sale of previously reserved inventory.  The gross margin excluding the benefit to the gross margin from the sale of the previosly reserved inventoy increased by 6% year over year from higher sales volume and a slight increase in ASP as other manufacturing costs remained relatively flat.

Gross margin was higher by 2% in the nine months ended September 30, 2020 when compared to the same period in the prior year. The gross margin for the period ended September 30, 2019 included a benefit of 3% or $2.4 million from sale of previously reserved inventory.  The gross margin excluding the benefit to the gross margin from the sale of the previosly reserved inventoy increased by 5% year over year from higher sales volume and an increase in ASP as other manufacturing costs remained relatively flat.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$8,484	$5,778	$2,706	47%	$22,906	$17,846	$5,060	28%
Selling, general and administrative	8,978	4,869	4,109	84%	24,642	14,167	10,475	74%
Total operating expenses	$17,462	$10,647	$6,815	64%	$47,548	$32,013	$15,535	49%

Research and development expense increased by $2.7 million, or 47%, for the three months ended September 30, 2020 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $1.4 million. This in turn was due to the timing of grants of employee equity awards upon the completion of our initial public offering in November 2019 and new performance-based award grants in the three months ended September 30, 2020. The remaining increase was primarily due to increased project spend and an impairment charge of $0.8 million related to the cost of a software that was in process of development for internal use. The related product for which the software was developed to support in production was abandoned as we changed our roadmap and improved the final desired technical specifications required of the new product.

Selling, general and administrative expense increased by $4.1 million, or 84%, for the three months ended September 30, 2020 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $3.1 million, $0.9 million of higher personnel costs largely related to increased headcount and expenses for services related to the requirements of being a public company.

Research and development expense increased by $5.1 million, or 28%, for the nine months ended September 30, 2020 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $3.4 million. This in turn was due to the timing of grants of employee equity awards upon the completion of our initial public offering in November 2019 and new performance-based award grants in the nine months ended September 30, 2020. The remaining increase was primarily due to increased headcount and impairment charges of $1.0 million related to the cost of software that were in the process of development for internal use. The related products for which the software was developed to support in production were abandoned as we changed our roadmap and improved the final desired technical specifications required of the new products.

Selling, general and administrative expense increased by $10.5 million, or 74%, for the nine months ended September 30, 2020 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $7.0 million, higher personnel costs of $1.8 million largely related to increased headcount and remaining increase due to additional expenses for services related to the requirements of being a public company.

Other Expense

Other income (expense) consists primarily of interest expense on our outstanding debt, foreign exchange gains and losses, and asset dispositions. See Note 7 to our consolidated financial statements under Item 8 for more information about our debt.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands except percentage)				(in thousands except percentage)
Interest Expense	$110	$426	$(316)	(74%)	$726	$1,320	$(594)	(45%)
Other expense, net	(3)	(5)	2	(40%)	(51)	16	(67)	(419%)
Total other expense	$107	$421	$(314)	(75%)	$675	$1,336	$(661)	(49%)

Other expense decreased $0.3 million and $0.7 million for three and nine months ended September 30, 2020 compared to the same period in the prior year, primarily as a result of lower interest rates and a shorter term on our outstanding revolving short-term debt as we paid in full all of our debt on July 24, 2020.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic.  In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of the COVID-19 pandemic. As of September 30, 2020, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands except percentage)				(in thousands except percentage)
Income tax benefit (expense)	$—	$—	$—	n/a	$(1)	$(1)	$—	0%

Liquidity and Capital Resources

Before our initial public offering in November 2019, we financed our operations primarily through cash generated from product sales and proceeds from our credit facilities, including proceeds from our loan agreement with MegaChips. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $69.2 million and $63.4 million, respectively. Our principal use of cash is to fund our operations to support growth. In June 2020, we completed a follow-on public offering of our shares, resulting in net proceeds to us of $45.8 million after deducting underwriting discounts and commissions and deferred offering costs. On July 24, 2020, the Company paid down all outstanding loans with MUFG of $35.0 million and in the three months ended September closed its credit facilities with MCC and SMBC.  The Company continues to have $50.0 million funds available under its credit facility with MUFG. The credit line with MUFG is no longer guaranteed by MCC.  As of the reporting date, it is challenging to assess the future impact of the COVID-19 pandemic on the Company.  We believe that one impact of the COVID-19 pandemic on the Company may be its impact on our employees and operations. We are not currently aware of any other material short-term adverse influences on the Company.  However, at this point in time, we cannot predict what other impacts the COVID-19 pandemic may have on the Company. We believe that our existing cash and cash equivalents and funds available under the credit facility will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot provide any assurance that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$9,842	$4,882
Net cash used in investing activities	(5,349)	(2,210)
Net cash provided by (used in) financing activities	1,297	(1,329)
Net increase in cash and cash equivalents	$5,790	$1,343

Operating Activities

In the nine months ended September 30, 2020, net cash provided by operating activities of $9.8 million was primarily due to a net loss of $11.4 million offset by non-cash expenses of $16.9 million and a change in operating assets and liabilities of $4.3 million. Non-cash expenses were mainly related to depreciation and amortization, impairment of internal-use software, stock-based compensation expense, and non-cash operating lease costs. Operating assets and liabilities increased primarily due to lower prepaid expenses and other current assets related to advance payments to suppliers for inventory and higher accounts payable and accrued expenses and other liabilities due to timing of payments partially offset by an increase in inventories as we managed our inventory levels and lower lease liabilities due to timing of payments.

In the nine months ended September 30, 2019, net cash provided by operating activities of $4.9 million was primarily due to a net loss of $7.2 million offset by non-cash expenses of $7.1 million and a change in operating assets and liabilities of $5.0 million. The increase in operating assets and liabilities was primarily due to lower accounts receivable and related party receivables due to timing of shipment and collections, a decrease in inventories due to lower purchases primarily to manage our inventory levels, offset by higher prepaid expenses and other current assets related to advance payment to suppliers for inventory, lower accounts payable due to timing of payments, lower accrued expenses and other liabilities and lower lease liabilities. Non-cash items included depreciation and amortization, and non-cash operating lease costs.

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

In the nine months ended September 30, 2020, cash used in investing activities was $5.3 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes to support the growth of the Company.

In the nine months ended September 30, 2019, cash used in investing activities was approximately $2.2 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes.

Financing Activities

Cash provided by financing activities includes proceeds from borrowings under our credit facilities and proceeds from issuance of shares.

In the nine months ended September 30, 2020, net cash provided by financing activities was $1.3 million, consisting of proceeds from issuance of shares of $45.8 million net of underwriting commissions and discounts of $2.7 million and deferred offering costs of $0.3 million and borrowings of $35.0 million offset by repayments of $76.0 million under our short-term revolving line of credit and $3.5 million payment of tax withholdings paid on behalf of employees for net share settlement at the time of vesting.

In the nine months ended September 30, 2019 the Company paid $1.3 million in deferred offering costs.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of September 30, 2020:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$9,652	$275	$3,162	$3,021	$3,194
Purchase obligations	2,713	2,713	—	—	—
Total	$12,365	$2,988	$3,162	$3,021	$3,194

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The aggregate amount of our obligations under these contracts is approximately $19.2 million as of September 30, 2020.

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

Interest Rate Risk

We had cash and cash equivalents of $69.2 million and $63.4 million as of September 30, 2020 and December 31, 2019, respectively, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The Company paid down all of its debt in the three months ended September 30, 2020

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our short-term revolving line of credit which changes at time of renewals. The effect of a hypothetical 10% change in interest rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 45%, 36%, 35% and 40% of our revenue for the three and nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. Revenue attributable to this end customer decreased in absolute dollars and as a percentage of revenue from 2018 to 2019 and increased in absolute dollars and as a percentage of revenue from 2019 to 2020. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors and resellers, who in turn sell to our end customers. For the three and nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, our top three distributors by revenue together accounted for approximately 61%, 57%. 59% and 65% of our revenue, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 63%, 55%, 57%, and 60% of our revenue in the three and nine months ended September 30, 2020 and for the years ended December 31, 2019 and 2018, respectively. Sales attributable to our largest end customer accounted for approximately 45%, 36%, 35%, and 40%, of our revenue for the three and nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our silicon timing systems solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

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

As of September 30, 2020, and December 31, 2019 and 2018, we had an accumulated deficit of $65.4 million, $54.0 million, and $47.4 million, respectively. We generated net losses of $0.7 million, $11.4 million, $6.6 million, and $9.3 million in the three and nine months ended September 30, 2020 and the years ended 2019 and 2018, respectively. The loss in 2018 was primarily attributable to a reduction in revenue from our largest end customer and inventory write-down. The loss in 2019 was primarily due to a decrease in revenue from customers in Asia primarily as a result of lower sales volume, as well as a reduction in revenue from our largest end customer. We may continue to incur net losses in the future.

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

Some of our customer and other third-party agreements provide for joint and/or custom product development, which subject us to a number of risks, and any failure to execute on any of these arrangements could have a material adverse effect on our business, results of operations, and financial condition.

We have entered into development, product collaboration and technology licensing arrangements with some of our customers and other third parties, and we expect to enter into new arrangements of these kinds from time to time in the future. These agreements may increase risks for us, such as the risks related to timely delivery of new products, risks associated with the ownership of the intellectual property developed, risks that such activities may not result in products that are commercially successful or available in a timely fashion, and risks that third parties involved may abandon or fail to perform their obligations related to such agreements. In addition, such arrangements may provide for exclusivity periods during which we may only sell specified products or technologies to that particular customer. Any failure to timely develop commercially successful products under such arrangements as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition.

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

Our target markets include the enterprise and telecommunications infrastructure, automotive, industrial, IoT and mobile, and aerospace and defense markets. Substantially all of our revenue for the three and nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018 was derived from sales in the IoT and mobile, industrial, and consumer markets. In 2017, we began introducing products for the automotive market. In addition, within the timing market, substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We recently introduced products into the clock IC market, which we began sampling in the second quarter of 2019, and we intend to further focus on clock IC and timing sync solutions in the future. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

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

Our recent revenue should not be considered indicative of our future performance. For the three and nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, our revenue was $32.7 million, $75.9 million, $84.1 million, and $85.2 million, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, and challenges and our failure to capitalize on growth opportunities.

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

We design certain of our products to conform to current industry standards. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our distributors or our end customers.

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

We currently rely on Advanced Semiconductor Engineering, Inc. (“ASE”), Carsem (M) Sdn. Bhd. (“Carsem”), and United Test and Assembly Center Ltd. (“UTAC”) for assembly and testing, as well as Daishinku Corp. (“Daishinku”) and UTAC for ceramic packaging for some of our products. Certain of our manufacturing, packaging, assembly, and testing facilities are located outside of the United States, including Malaysia, Taiwan, and Thailand, where we are subject to increased risk of political and economic instability, difficulties in managing operations, difficulties in enforcing contracts and our intellectual property, severe weather, and employment and labor difficulties. Additionally, public health crises, such as an outbreak of contagious diseases like the COVID-19 pandemic, may affect the production capabilities of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or work-from-home orders. For example, on March 16, 2020, the government of Malaysia announced measures to restrict movement in that country until March 31, 2020 in an effort to suppress the number of COVID-19 cases. The restrictions have been extended several times, currently until December 31, 2020. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country.

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

If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales and loss of customers. In addition, the inability of our customers or their contract manufacturers to obtain sufficient supplies of third-party components used with our products could result in a decline in the demand of our products and a loss of sales.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for doubtful accounts. However, the extent of the COVID-19 pandemic’s impact on credit and financial markets is unknown, which creates uncertainty as to the financial condition of our distributors and customers. Based on our review of our customers annually and as of September 30, 2020, substantially all of which are large distributors, resellers, OEMs, and system manufacturers, we had a $0.1 million, $0.1 million and a $0.2 million reserve for doubtful accounts as of September 30, 2020, December 31, 2019 and December 31, 2018, respectively. If our doubtful accounts, however, were to exceed our current or future allowance for doubtful accounts, our business, financial condition, and results of operations would be adversely affected.

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

On July 24, 2020 we repaid $35.0 million of outstanding indebtedness under our revolving line of credit agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”). As of September 30, 2020, the Company closed the $20.0 million revolving line of credit it had with Sumitomo Mitsui Banking Corporation and $30.0 revolving line of credit with MegaChips. Both of these credit facilities had no outstanding balance at the time of closing. The company currently still maintains a $50.0 million revolving line of credit with MUFG. We may seek, or be required to seek, additional or alternative sources of debt financing, in lieu of, or in addition to, our current facilities. Any required additional financing may not be available on terms acceptable to us, or at all. Further, we may not have the leverage to negotiate terms favorable to us under these arrangements, including with MUFG, as we are no longer a wholly-owned subsidiary of MegaChips. We do not expect MegaChips to provide guarantees of our indebtedness in the future, which may make it more difficult or expensive to borrow funds in the future. In addition, the terms of any financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, it could harm our liquidity position and we may have to scale back our operations or limit our production activities, which in turn would harm our business, operating results, and financial condition.

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

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, and Ukraine and work with third-party contractors in Russia. We also conduct marketing and administrative functions in the United States, China, Taiwan, and Ukraine. In addition, members of our sales force are located in the United States, China, India, France, Taiwan, and Ukraine. In addition, approximately 93%, 92%, 93% and 93%, respectively of our revenue for three and nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S., based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

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

•

trade and foreign exchange restrictions and higher tariffs, including the ongoing trade tensions between the U.S. and China that has resulted in higher tariffs on certain semiconductor products;  and increased restrictions on Hong Kong;

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

These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC in Taiwan for the fabrication of our analog circuits and have sales force personnel in Taiwan. If political tensions between China and Taiwan were to increase, it could disrupt our business. In addition, if the political and military situation in Russia and Ukraine, or the relationship between Russia and the United States, significantly worsens, or if either Russia or the United States imposes significant new economic sanctions or restrictions on doing business, and we are restricted or precluded from continuing our operations in Russia or Ukraine, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed. Further, the ongoing COVID-19 pandemic has led to travel, work-from-home and other restrictions, which has significantly impacted our domestic and international operations and the operations of our suppliers, distributors, partners, and customers. At this point, the extent to which the COVID-19 pandemic may impact our business remains uncertain but it may materially adversely affect our business, financial condition or results of operations.

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

Our products and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. For example, SiTime sells to markets in Asia where multiple companies have been added to the Entity List in the last 18 months, requiring license for exports of items subject to control under the EAR. To the Company’s knowledge, during the quarter, we have not sold products subject to the EAR to Entity List persons. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with U.S. and other laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. Changes in export or import laws or sanctions policies also may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and results of operations.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of October 15, 2020, we had 71 issued U.S. patents, expiring generally between 2026 and 2038, and 27 pending U.S. patent applications (including two provisional applications). Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

MegaChips owns 7,500,000 shares of our common stock, representing approximately 44.3% of our outstanding common stock as of September 30, 2020. For so long as MegaChips, its successors in interest, and its subsidiaries continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of seven seats on our board of directors, to be able to elect members of our board of directors, and could replace our entire board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

For example, as long as MegaChips continues to hold a significant or the largest ownership position in our outstanding common stock, MegaChips may have the ability to control or otherwise affect the outcome of any stockholder vote during this period. As a result, MegaChips will have the ability to exert significant influence over many matters affecting us, either through its board representative or as a stockholder, including:

•	determinations with respect to our business plans and policies, including the appointment and removal of our officers;
•	any determinations with respect to mergers and other business combinations;
•	our acquisition or disposition of assets;
•	our financing activities;
•	the allocation of business opportunities that may be suitable for us and MegaChips;
•	the payment of dividends on our common stock; and
•	the number of shares available for issuance under our stock plans.

MegaChips’ voting control may discourage transactions involving a change of control of us, including transactions in which other holders of our common stock might otherwise receive a premium for their shares over the then current market price. In addition, as a result of this voting control and representation on our board of directors, persons who we would like to invite to join our board of directors may decline to do so.

Our inability to resolve any disputes that arise between us and MegaChips with respect to our past and ongoing relationships may adversely affect our operating results.

Disputes may arise between MegaChips and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification, and other matters arising from our separation from MegaChips;
•	employee retention and recruiting;
•	sales or distributions by MegaChips of our products under our distribution agreement with MegaChips;
•	sales or distributions by MegaChips of all or any portion of its ownership interest in us;
•	the nature, quality, and pricing of services MegaChips has agreed to provide us; and
•	business opportunities that may be attractive to both MegaChips and us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

We have entered into a distribution agreement with MegaChips under which MegaChips has the exclusive right to promote, market, and sell our products in Japan as the exclusive distributor. We also have an integration and purchase agreement with MegaChips for the sale of resonators by us to MegaChips. The agreements we entered into with MegaChips may be amended upon agreement between the parties. Because MegaChips is a major stockholder with representatives on our board of directors, we may not have the leverage to negotiate amendments to these agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party.

There could be potential conflicts of interest between us and affiliates of MegaChips, which could impact our business and operating results.

Some of our employees, directors and executive officers own MegaChips’ common stock and restricted stock units. In addition, some of our directors have or had affiliations with MegaChips. Ownership of MegaChips securities by our directors and officers and affiliations of directors with MegaChips could create, or appear to create, conflicts of interest with respect to matters involving both us and MegaChips. For example, corporate opportunities may arise that concern both of our businesses, such as the potential acquisition of a particular business or technology that is complementary to both of our businesses. In addition, we have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of such directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis. If any corporate opportunity arises and if our directors and officers do not pursue it on our behalf, we may not become aware of, and may potentially lose, a significant business opportunity.

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

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, including MegaChips, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2020, 16,940,154 shares of common stock were outstanding. Except as described below, all of the shares of common stock are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act.

Shares of our common stock held by individuals who are considered to be our affiliates, including MegaChips and our directors and executive officers may only be resold in the public market subject to the restrictions of Rule 144 of the Securities Act. In addition, the 7,500,000 shares of common stock held by MegaChips are subject to lock-up agreement expiring on December 31, 2020. The market price of our common stock could decline if the holders of these shares sell them or are perceived by the market as intending to sell them.

We have also registered shares of common stock that we may issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance, subject to the restrictions of Rule 144 and relevant vesting schedules.

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

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) was signed into law as a result of the COVID-19 pandemic. The new legislation includes a number of income tax provisions applicable to individuals and businesses. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of the COVID-19 pandemic. Although, due to our historical net operating losses incurred in the U.S., the CARES Act did not have a material impact on our condensed consolidated financial statements as of September 30, 2020, we continue to examine the elements of the CARES Act and other changes in tax laws and regulations and the impact they may have on us in the future.

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

Item 5. Other Information.

None

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

SiTime Corporation

Date: November 5, 2020	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer