Form 10-K
period 2020-12-31
SITIME Corp
filed 2021-02-16
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-39135

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale of the common stock on June 30, 2020, on the Nasdaq Global Market, was $431,489,077 based on the closing price of the registrant’s common stock on such date of $47.41 per share.

The number of shares of Registrant’s Common Stock outstanding as of February 10, 2021 was 17,150,278.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	our plans to focus on oscillators, clock ICs, resonators and timing synchronization solutions and to aggressively expand our presence in these markets;
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

•	our goal to become the leading timing solution provider for advanced and challenging applications;
•	our positioning of being designed into current systems as well as future products;
•	our belief that our advanced packaging designs can enable the smallest footprints in the industry;
•	our expectations regarding competition in our existing and future markets;
•	regulatory developments in the United States and foreign countries;
•	the performance of, and our relationships with, our third-party suppliers and manufacturers;
•	our and our customers’ ability to respond successfully to technological or industry developments;
•	our ability to attract and retain key personnel;
•	intellectual property and related litigation;
•	the adequacy and availability of our leased facilities;

•	the accuracy of our estimates regarding capital requirements, expectations regarding renewal of loans, and needs for additional financing.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the “Risk Factor Summary” below and under Item 1. “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Risk Factors Summary

Our business is subject to numerous risks, as more fully described in “Risk Factors” below. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement or execute our business strategy. In particular, risks associated with our business include, among others:

•

The impact and uncertainty related to the ongoing COVID-19 pandemic could adversely impact our business, results of operations and financial condition, as well as the businesses of our suppliers and customers;

•	A downturn in the worldwide economy may harm our business;
•

We currently depend on one end customer for a large portion of our revenue, the loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results;

•	If we are unable to expand or further diversify our customer base, our business, financial condition, and
•	results of operations could suffer;
•

We generally do not have long-term purchase commitments with our customers, and orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes us to inventory risk and may harm our operating results;

•

Our revenue and operating results may fluctuate from period to period due to, among other factors, the impact of the COVID-19 pandemic on our business as well as our suppliers and customers, customer demand, product life cycles, fluctuations in inventories held by our distributors or end customers, the gain or loss of significant customers, the availability of capacity in our supply chain, research and development costs, and product warranty claims. This in turn could cause our stock price to decline;

•	We have an accumulated deficit and have incurred net losses in the past, and we may continue to incur net losses in the future;
•

Our success and future revenue depend on our ability to achieve design wins and to convince our current and prospective customers to design our products into their product offerings, as well as our customers’ ability to develop products that achieve market acceptance;

•

Our target customer and product markets may not grow or develop as we currently expect, and if we fail to penetrate new markets and scale successfully within those markets, our revenue and financial condition would be harmed;

•	If we are not able to successfully introduce and ship in volume new products in a timely manner, our business and revenue will suffer;
•	Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition;
•	Our revenue in recent periods may not be indicative of future performance and our revenue may fluctuate over time;
•

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process, which does not assure product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer;

•

We provide a lifetime warranty on our products and may be subject to warranty or product liability claims, which could harm our reputation, result in unexpected expenses, and cause us to lose market share;

•	Defects in our products could harm our relationships with our customers and damage our reputation;
•

The third parties we rely upon for our raw materials, wafer fabrication and supply, assembly, and testing may be unable to secure raw materials, reduce their resources available to us and our immediate suppliers, not meet satisfactory yields or quality, or increase pricing, which could harm our ability to ship our solutions to our customers on time and in the quantity required which could cause an unanticipated decline in our sales and loss of customers;

•	We are subject to the cyclical nature of the semiconductor industry;
•	We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations;
•	We recently repaid all of our outstanding indebtedness under our revolving line of credit and may seek, or be required to seek, alternative or additional debt financing in the immediate or near term;
•

A portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability;

•	If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed;
•	Failure to comply with the laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences;
•	We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs;
•	New or future changes to U.S. and non-U.S. tax laws, or tax regulatory authorities disagreeing with our positions and conclusions regarding certain tax positions, could materially adversely affect us;
•	Breaches or other disruptions of our security systems may damage our reputation and adversely affect our business;
•

We may fail to adequately protect our intellectual property and have received, and may in the future receive, claims of intellectual property infringement, misappropriation, or other claims, which in turn could result in significant expense, result in the loss of significant rights, and harm our relationship with our end customers and distributors;

•

We may be impacted by risks associated with MegaChips’ ownership of a significant portion of our stock, for instance as long as MegaChips holds a significant amount of our stock, our other shareholders’ ability to influence matters requiring stockholder approval will be limited, and there could be potential conflicts of interest between us and affiliates of MegaChips, which could impact our business and operating results;

•	Substantial future sales of our common stock could cause the market price of our common stock to decline; and
•

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

.

PART I

Item 1.Business

Overview

We are a leading provider of silicon timing solutions. Our timing solutions are the heartbeat of our customers’ electronic systems, solve complex timing problems and enable industry-leading products. We provide solutions that are differentiated by high performance and reliability, programmability, small size, and low power consumption. Our products have been designed into over 250 applications across our target markets, including communications and enterprise, automotive, industrial, aerospace, and mobile, Internet of Thing (“IoT”), and consumer. Our current solutions include various types of oscillators, as well as resonators and clock integrated circuits (“ICs”). Our all-silicon solutions are based on three fundamental areas of expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal design capabilities, and advanced system-level integration expertise. This expertise allows us to design MEMS resonators, analog circuits, as well as systems and packaging, and put these all together to deliver a system level solution that solves customers’ complex timing problems. In this aspect, we are different than quartz-based providers, who typically have expertise in designing and manufacturing resonators, but typically outsource the analog and packaging. We are also different in that our MEMS resonators are made with silicon, while the quartz suppliers use quartz crystal technology. Our timing solutions are designed to be resilient to environmental stresses. For the communications and enterprise market, our timing solutions provide high performance and resilience in dense, less-controlled environments that experience harsh conditions–an advantage as equipment moves closer to the customer with the rollout of 5G. For the automotive market, our solutions can be utilized in automotive electronics, as well as advanced driver assistance systems (“ADAS”) for self-driving cars, which require increased timing accuracy.  For the industrial market, our products offer high reliability for the diverse operating conditions of industrial equipment, including high temperatures, rapidly changing temperatures, mechanical shock and vibration. For the aerospace market, our solutions provide lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our silicon-based timing solutions have the advantage of offering high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.

Industry Background

Timing Solutions Enable Innovation and are Rapidly Evolving

The ability to accurately measure and reference time has been essential to many of humankind’s greatest inventions and technological progress. Timing technology has continued to evolve over centuries, forming a critical aspect of broader technological advancement. Timing is the heartbeat of every digital electronic system, ensuring that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as CPUs, communication and interface chips, and radio frequency components. As electronics are expected to operate at higher performance levels in increasingly challenging environments, while also being more complex and footprint-constrained, we believe they will require more sophisticated timing solutions. For example, as 5G communications networks evolve, we expect that they will require higher precision from a greater number of oscillators and timing devices.

Key Building Blocks of Timing Solutions

Timing solutions comprise three key building blocks: resonators, oscillators, and clock ICs. While simpler systems generally require only an external resonator coupled with a basic embedded oscillator circuit, more complex systems require advanced timing solutions that may integrate a variety of resonators, oscillators, and clock ICs in a single chip package. The complexity of these timing solutions increases significantly when the performance requirements of the systems that use them increase, such as electronic systems required to support the 5G communication network infrastructure.

The key building blocks of SiTime’s timing solutions are:

•	Resonators – mechanical silicon structures that vibrate at a precise frequency and provide the core accuracy and stability in oscillator systems;
•	Oscillators – active systems that combine resonators with analog mixed-signal ICs that cause the resonators to vibrate, generating accurate and stable clock signals; and
•

Clock ICs – integrated analog mixed-signal circuits that use phase-locked loops (“PLLs”), clock dividers, and drivers, and have multiple clock signals on the output of the system. Clock ICs require resonators and oscillators for timing references and may integrate these components into complex systems.

These three building blocks may be used individually or in combination, depending on the end product’s performance, price, and size requirements.

Limitations of Legacy Quartz-based Solutions

For the past 70 years, quartz crystal has been the predominant technology of choice for resonators and will continue to play a role in the timing market. In a quartz oscillator, a quartz crystal resonator is paired with a silicon-based clock IC in a ceramic package. However, quartz timing devices, largely unchanged in decades, have many inherent limitations, including limited frequency ranges, sensitivity to rapid temperature changes, vibration and mechanical shock, susceptibility to frequency jumps at particular temperatures, and limited programmability. Quartz devices must be housed in ceramic packaging, and thus are difficult to integrate into standard semiconductor packages. Quartz products require dedicated manufacturing facilities and have relatively long lead times due to the need to specify various characteristics well in advance of production, without the ability to reconfigure them during the design cycle. In addition, as electronic systems become more complex, feature-rich, and robust, they require more sophisticated timing systems that can seamlessly integrate a variety of resonators, oscillators, and clock ICs in various system-level combinations. This seamless integration is more difficult with legacy quartz systems.

Silicon Timing Solutions Poised to Disrupt the Market

In recent years, advances in silicon-based manufacturing and packaging techniques have allowed the development of alternatives to quartz crystal technology. We believe that silicon MEMS is an ideal technology for resonator design. Specifically, its ability to integrate with other circuits in standard semiconductor packages has made scalable standard silicon manufacturing possible for resonators and broader timing technology. MEMS and silicon-based technologies can operate in a wide range of frequencies, are more resistant to vibration, mechanical shock, and temperature changes, and are less susceptible to frequency jumps. These technologies are also inherently well-suited to produce timing solutions that are small, and offer high performance, robustness and programmability. Timing solutions based on these technologies are manufactured using semiconductor processes in fabrication plants with high capacity, allowing for cost-effective high-volume manufacturing.

Significant Market Opportunity for Timing Solutions

According to Dedalus Consulting - 2019 Frequency Control Components Global Markets, End-Users, Applications & Competitors: Analysis & Forecasts and our estimates, the global timing market was over $7.7 billion as of 2018 and is expected to grow to $10.1 billion by 2024. Dedalus Consulting estimates that oscillators and standalone resonators represented approximately $3.8 billion and $2.9 billion total addressable markets, respectively, as of 2018. Based on our internal estimates, we believe clock ICs represent an approximate $1.0 billion total addressable market. As a subset of the broader timing market, the market for MEMS oscillators is projected to grow from $0.1 billion in 2018 to $0.6 billion by 2024, representing a CAGR of 35.2%, according to Yole Développement’s report “Status of MEMS Industry 2019.”

The Opportunity for Advanced Solutions

From high-performance network infrastructure equipment to low-power battery-operated devices, precise timing solutions enable virtually all electronics. The complexity of such timing solutions increases significantly with the performance requirements of the systems in which they are used. Below are some examples of end markets in which we believe our silicon-based timing is enabling or has the potential to enable, greater functionality than legacy solutions:

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

Industrial

Industrial equipment, ranging from factory machinery to medical devices, is often exposed to environments characterized by temperature fluctuation, mechanical shocks, vibration, and electromagnetic interference. We believe silicon-based timing solutions can perform better than legacy quartz-based solutions in demanding industrial environments at comparable cost and with lower power consumption and higher reliability.

Automotive

For automotive applications, timing technology must perform reliably over the life of an automobile in an environment characterized by vibration, mechanical shocks, electromagnetic interference, wide temperature ranges, and rapid temperature change. The AECC (Automotive Edge Computing Consortium) estimated in 2020 that “data traffic from connected vehicles will exceed 1,000 times the present volume, surpassing 10 exabytes per month by 2025.” These communication systems will require precise timing. We believe silicon-based timing can address many of the challenges associated with this demanding automotive ecosystem.

IoT and Mobile

The IoT revolution will enable the proliferation of billions of internet-connected devices in industrial and consumer applications. These devices can range from personal wearable devices to electronics embedded in appliances and industrial machinery. Many of these devices need to package a significant amount of electronics in a limited battery-powered and size-constrained form factor, while still requiring high performance and high accuracy. Due to the ability to integrate with ICs, we believe silicon-based timing solutions are well-suited to optimize footprint, reliability, and power consumption of the overall system within IoT and mobile devices.

Aerospace and Defense

Timing devices used in aerospace and defense applications such as rockets and satellites need to withstand extreme vibration forces and temperature gradients during operation. Quartz-based solutions can be impacted by vibrating forces acting on the whole system. MEMS timing devices are well-suited for these applications, as they provide up to 40 times better stability under vibration than comparable quartz-based solutions.

Our Solutions and Technology

Our silicon timing solutions comprise:

•	MEMS resonators: We pioneered the silicon MEMS-based timing industry with the MEMS First®, EpiSeal®, and TempFlat® processes. These manufacturing processes have allowed the hermetically-sealed resonator die to be housed in industry-standard, low-cost plastic packages. These processes improve resonator stability, increase quality and reliability, and decrease aging effects. We believe our MEMS resonators are easy to integrate into silicon-based oscillators and clock ICs, and allow us to develop tightly-integrated high performance timing solutions.

•

Oscillators and Clock ICs: We have a dedicated analog and mixed-signal engineering team focused on the most complex challenges related to oscillators and clock ICs. Our analog mixed-signal technologies include several innovative low-noise circuit-based oscillators, high-performance PLLs, low-noise data converters, and precision low-aging reference circuits. Many of our oscillators use temperature sensing to maximize frequency stability. Our low-power nano-ampere and high-resolution DualMEMS® micro-kelvin-resolution sensing technologies stabilize our timing solutions despite rapid temperature changes. We also offer what we consider to be leading solutions across a range of attributes, including Allan deviation, power supply noise rejection, temperature-sensing resolution, and integrated phase jitter.

•

Advanced system-level integration: We have extensive know-how in integrating various timing components into elegant system-level solutions. Our ability to integrate MEMS-based resonators with analog mixed-signal products allows us to develop oscillators and clock ICs in diverse permutations, which helps us solve difficult timing challenges. Using advanced packaging designs, we believe we can design our products to fit in the smallest footprints in the industry.

We design each key building block of the timing system, from MEMS resonators to oscillator circuits to clock ICs. Our ability to combine our MEMS resonators with analog-mixed signal components in a fabless semiconductor supply chain allows us to build full timing solutions from the ground up, enabling our customers to focus on their core expertise.

Our solutions are programmable across multiple characteristics including frequencies, stability metrics, voltage parameters, and temperature ranges, among others, and offer the following benefits:

•

High performance: Our portfolio of silicon-based MEMS timing products allows us to provide our customers with high performance solutions across a wide range of attributes including stability over temperature, vibration, phase jitter, and other metrics.

•

Small size: Our solutions have a small footprint and package size, optimizing the end customer’s board area. Additionally, many of our products have a lower package height which is important for many systems.

•	Low power: Our solutions operate at low power levels and are well-suited for portable battery-operated applications.
•

Programmability: Our devices are configurable across a wide range of parameters, including frequency, stability metrics, voltage parameters, and temperature ranges, among others, resulting in design flexibility for the customer, and enabling us to produce a vast number of custom timing products on demand with short lead times.

•

High quality and reliability: The combination of our design and manufacturing processes enables us to produce high quality products with long-term reliability. Our solutions offer low sensitivity to electromagnetic energy, mechanical shock, vibration, airflow, and temperature gradients.

•

Flexible integration: Our MEMS resonators and clock ICs allow a wide range of packaging and integration methodologies to support various levels of size, cost, and electrical, thermal, and mechanical performance.

•

Leveraged product development: Our solutions employ different combinations of MEMS and circuit components, enabling us to generate a vast number of custom part numbers, including over 30,000 uniquely programmable part numbers shipped as of December 31, 2020.

•	Rapid time to market: Our solutions can typically be delivered within weeks of initial customer order and configuration, enabling us to reduce our end customers’ time to market.

Our Strategy

Our objective is to be the leading timing solution provider for advanced and challenging applications. Our solutions not only displace existing products by providing improved performance across a range of operational attributes, but also enable next-generation devices by providing high performance at affordable price points. Key elements of our strategy include:

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

•

Broaden our product portfolio. We intend to continue to broaden our product portfolio by offering additional varieties of oscillators, expanding our business in standalone resonators, and expanding into the clock IC market.

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

Our Products

Our silicon timing products are designed to address a wide range of applications across a broad array of end markets. Our product portfolio encompasses oscillators, clock ICs, and resonators. The programmability of our product platforms enables us to generate solutions quickly to customer specifications.

Today, we primarily supply oscillator products that comprise a MEMS resonator and an analog mixed-signal IC that are integrated into a package. The following table illustrates our current portfolio of promoted products by target end market:

Our Customers

We primarily sell our timing products to distributors and resellers, who in turn sell our products to our end customers. We work closely with our end customers throughout their design cycles and are able to develop long-term relationships as our technology becomes embedded in their products. As a result, we believe our products are well-positioned to be designed into their current systems and we are well-positioned to develop next generation solutions for their future products.

Pernas Electronics Co., Ltd. (“Pernas”) directly accounted for 26% and 17% of our revenue for the years ended December 31, 2020 and 2019, respectively, Quantek Technology Corporation (“Quantek”) directly accounted for 18% and 22% of our revenue for the years ended December 31, 2020 and 2019, respectively and Arrow Electronics, Inc. (“Arrow”) directly accounted for 15% and 19% of our revenue for the years ended December 31, 2020 and 2019, respectively. Other than Pernas, Quantek, and Arrow, no other single customer accounted for more than 10% of our revenue in the years ended December 31, 2020 and December 31, 2019.

Based on the sell-through information provided to us from distributors and resellers who identify end customers, we believe that the majority of our products sold to Pernas and Quantek are in turn incorporated into products of Apple Inc. (“Apple”), our largest end customer. As a result, we believe revenue attributable to our largest end customer accounted for approximately 40% and 35% of our revenue for the years ended December 31, 2020 and 2019, respectively.

Sales and Marketing

Our customers’ design cycle from initial engagement to volume shipment typically ranges from six months to three years, with product life cycles of up to ten years or more. For many of our products, early engagement with our customers’ technical staff is critical for success. To ensure an adequate level of early engagement, our sales, marketing, and customer and development engineers work closely with our customers and channel partners to understand, identify, and propose solutions to their systems’ challenges. We work closely with our customers, including technology leaders such as Nokia for the communications markets, to anticipate end customer market needs. In some cases, we work with our end customers to better understand the end customers’ market trends and new requirements that are being placed on our customers.

We sell our products worldwide through multiple channels, including our direct sales force and a network of distributors, contract manufacturers, contracted sales representatives, resellers, and independent design houses. Our global sales strategy includes direct sales and distributors covering over 10,000 end customer accounts since inception.

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

We promote our products and brand through various means including digital marketing and online advertising, press releases, contributed articles, speaking opportunities, trade events, customer events, public relations and industry analyst relations.

Seasonality

Our revenue is subject to some seasonal variation.  Based on the production schedules of key customers, our products typically see stronger revenue in the second half of our fiscal year. However, there can be no assurance that this trend will continue.

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

•

Fabrication. We currently utilize a range of semiconductor process generations to develop and manufacture our products. We use Robert Bosch LLC (“Bosch”) in Germany and Taiwan Semiconductor Manufacturing Company (“TSMC”) in Taiwan as our primary foundries and suppliers for our MEMS timing devices and analog mixed-signal circuit ICs, respectively.

•

Package, Assembly and Testing. Upon the completion of processing at the foundry, we use third-party contractors for packaging, assembly and testing, including Advanced Semiconductor Engineering, Inc. (“ASE”), Carsem (M) Sdn Bhd. (“Carsem”), and United Test and Assembly Center Ltd. (“UTAC”) in Taiwan, Malaysia, and Thailand, respectively, as well as Daishinku Corp. (“Daishinku”) and UTAC for ceramic packaging for some of our products.

•	Warehousing. Our products are warehoused at our outsourced semiconductor assembly and test facilities located in Malaysia, Taiwan, and Thailand.

We have a supply agreement with Bosch under which Bosch has agreed to fabricate our MEMS wafers based on purchase orders placed by us. Bosch has discretion whether to accept our purchase orders, and we can terminate purchase orders for convenience by giving written notice prior to shipment. The initial term of the supply agreement is for ten years through February 2027 and automatically renews unless terminated by either party with three years’ advance notice beginning in February 2024. Other than Bosch, we do not have long-term supply agreements with most of our third-party manufacturing contractors, and we purchase products on a purchase order basis.

Research and Development

We believe that our future success depends on our ability to introduce enhancements on our existing products and to develop new products for both existing and new markets. As a result, a significant majority of our operating expenses has been allocated towards this effort. Our research and development efforts are focused primarily on MEMS and advanced clock IC design and advanced system-level integration for timing solutions.

We have assembled a core team of experienced engineers and systems designers who conduct research and development activities in the United States, the Netherlands, Japan and Ukraine. As of December 31, 2020, we had 86 engineers worldwide (representing approximately 46% of our total employee base).

Intellectual Property

We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how. As of December 31, 2020, we had 73 issued U.S. patents, expiring generally between 2026 and 2039, and 27 pending U.S. patent applications. We also had one foreign issued patent expiring in 2039 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems.

In addition to our own intellectual property, we also use third-party licenses for certain technologies embedded in our MEMS solutions. For example, we have a license to certain patents from Bosch relating to the design and manufacture of MEMS-based timing applications. The patent rights obtained under the license agreement expire between 2021 and 2029, and the license agreement expires upon expiration of the last patent licensed under the agreement. If we were to lose the benefit of these patents or other licensed technology used in our business, it could harm our business and our ability to compete.

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

Competition

The global semiconductor market in general, and the timing market in particular, is highly competitive. We compete in different target markets based on a number of competitive factors. We expect competition to increase and intensify as additional companies enter our markets and as internal resources of large original equipment manufacturers (“OEMs”) grow. Increased competition could result in price pressure, reduced gross margins, and loss of market share, any of which could harm our business, financial condition, and results of operations.

Our competitors range from large, international companies offering a wide range of timing products to smaller companies specializing in narrow market verticals. In the MEMS-based oscillator market, we primarily compete against Microchip Technology Inc. (“MCHP”) through their acquisition of Micrel, Incorporated. In the MEMS-based resonator market, we primarily compete against Murata Manufacturing Co., Ltd. In the analog mixed-signal IC and clocking market, we primarily compete against Renesas Electronics Corporation (through their acquisition of Integrated Device Technology, Inc.), Silicon Laboratories Inc., Texas Instruments Incorporated, Micrel (which is owned by MCHP), and Analog Devices, Inc. In the oscillator market, we primarily compete against quartz crystal suppliers such as Rakon Limited, Daishinku Corporation, Nihon Dempa Kogyo Co., Ltd., TXC Corporation, Seiko Epson Corporation, Kyocera Corporation and Vectron International (which is owned by MCHP). These quartz crystal suppliers typically own their own quartz manufacturing facilities.

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

Government Regulation

Our business activities are worldwide and subject to various federal, state, local and foreign regulations and our products are governed by a number of rules and regulations.  To date, we have not incurred material expenses related to compliance with these regulations.

Human Capital Resources and Empowerment

We believe that our company culture, which promotes innovation, open communication, and teamwork, has been critical to our success. Our success depends largely upon the continued services of our executive officers and other key employees and on our ability to continue to attract, retain and motivate qualified employees, particularly highly-skilled engineers involved in the design, development, support and manufacture of new and existing products and processes and our sales and marketing team critical to achieving design wins, creating our brand awareness and reputation and building long-lasting relationships with our customers and other industry participants. In order for us to attract the best talent, we aim to offer challenging work in an environment that enables our employees to learn, grow and reach their full potential.

Our human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, financial and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions. We use a combination of fixed and variable pay including base salary, bonuses, performance awards and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include: a 401(k) plan with employer contributions; health benefits; life, business travel and disability insurance; additional voluntary insurance; paid time off and parental leave and paid counseling assistance. For further information concerning our equity incentive plans, see Note 9, Stock-based Compensation, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs, including benefits that support their physical and mental health.  In response to the COVID-19 pandemic, we implemented changes that we consider to be in the best interest of our employees. As a result of the COVID-19 pandemic, the majority of our employees are working from home. We have implemented additional safety measures for employees continuing critical on-site work. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the COVID-19 pandemic.

We regularly review our employees and assess the needs of the business to identify our talent needs. We encourage all employees to continue learning and provide internal opportunities for cross functional work to support this. We regularly review succession plans and focus on promoting internal talent to help grow our employees' careers.

We conducted a survey in fiscal 2020 and had a participation rate of over 80% of all our employees and the survey results indicated that we excel in areas including initiative, empowerment, opportunities to learn and grow and overall culture.

As of December 31, 2020, we had 187 full-time equivalent employees located in the United States, France, Malaysia, the Netherlands, Taiwan, Japan and Ukraine, including 99 in research and development, 69 in sales, general and administrative, and 19 in operations. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

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

Available Information

Our website is located at https://www.sitime.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the website is www.sec.gov.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of December 31, 2020:

Name	Age	Position

Rajesh Vashist	63	Chief Executive Officer and Director
Arthur D. Chadwick	64	Executive Vice President, Chief Financial Officer
Lionel Bonnot	53	Executive Vice President, Worldwide Sales and Business Development
Piyush B. Sevalia Vincent P. Pangrazio Fariborz Assaderaghi	52 57 58	Executive Vice President, Marketing Executive Vice President, Chief Legal Officer & Corporate Secretary Executive Vice President, Technology & Engineering

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

Arthur D. Chadwick has served as our Executive Vice President, Chief Financial Officer since September 2019. Prior to joining SiTime, from December 2004 to July 2018, Mr. Chadwick served as vice president of finance and administration, and chief financial officer of Cavium, Inc., a fabless semiconductor company that was listed on Nasdaq and subsequently acquired by Marvell Technology Group Ltd. in July 2018, where he was responsible for financial strategy, planning, accounting and reporting, and treasury and tax. From January 1989 to October 2004, Mr. Chadwick served as senior vice president of finance and administration, and chief financial officer of Pinnacle Systems Inc., a digital video editing company that was listed on Nasdaq and acquired by Avid Technology, Inc. in August 2005. Prior to 1989, Mr. Chadwick has held positions at Gould Semiconductor, ams AG, and American Microsystems. Mr. Chadwick holds a B.S. in Mathematics and Physics and a MBA in finance, both from the University of Michigan.

Lionel Bonnot has served as our Executive Vice President of Worldwide Sales and Business Development since July 2019 and as Executive Vice President of Business Development from February 2018 to July 2019. Prior to joining SiTime, Mr. Bonnot was at Quantenna Communications (Nasdaq: QTNA), a wireless communication solution company that designs and develops radio frequency and digital Wi-Fi chips, from December 2007 to December 2017. During his 10-year tenure at Quantenna, Mr. Bonnot served as vice president of worldwide sales, senior vice president of business development, and most recently as senior vice president of marketing and business development where he was responsible for product strategy and roadmap, corporate strategy, partnerships and mergers and acquisitions. Mr. Bonnot also held various positions at Ikanos Communications, Inc., a semiconductor and software development company, from December 2001 to December 2007, including vice president of Europe, vice president of sales for North America and EMEA, and senior director of worldwide sales. Mr. Bonnot holds a M.S. in Computer Science from Ecole Nationale Supérieure d’Informatique in Paris, France.

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

Vincent P. Pangrazio has served as our Executive Vice President, Chief Legal Officer & Corporate Secretary since June 2020. Mr. Pangrazio previously served as our acting General Counsel in a consultant capacity from March 2020 to June 2020 and had a private law practice from December 2019 until he joined SiTime. From July 2018 to September 2019, Mr. Pangrazio served as Chief Administrative and Legal Officer of HealthTap, Inc., a provider of online access to primary healthcare, where he was responsible for all legal matters. From March 2011 to July 2018, Mr. Pangrazio served as Senior Vice President and General Counsel of Cavium, Inc., a fabless semiconductor company that was listed on Nasdaq and subsequently acquired by Marvell Technology Group Ltd. in July 2018, where he was responsible for management of corporate legal compliance as well as the IT and facilities departments. From January 2000 to March 2011, Mr. Pangrazio was a partner in the business department at the law firm of Cooley LLP. From 1999 to 2000, Mr. Pangrazio served as Vice President and General Counsel for Women.com Networks, Inc., a network of online sites featuring content and services for women. From 1993 to 1999, Mr. Pangrazio was an associate in the business department at Cooley LLP. Mr. Pangrazio received a BS degree in Electrical Engineering from Loyola Marymount University and a J.D. degree from Loyola Law School.

Fariborz Assaderaghi has served as our Executive Vice President, Technology & Engineering since December 2020. Prior to joining SiTime, he was the Senior Vice President, Engineering, at Sunrise Memory Corporation from March 2020 until December 2020, where he was responsible for technology and product development. Prior to that, from February 2019 until March 2020, he was the Senior Vice President, Innovation and Advanced Technologies at NXP Semiconductors where he was responsible for technical roadmaps and innovation funnels, and before that held the position of Senior Vice President, Chief Technology Officer for IoT and Security division of NXP Semiconductors from February 2016 until February 2019 where he was jointly responsible for leading research and development. Prior to that, from June 2012 until February 2016, he was the Vice President of the Advanced Technology Development at InvenSense Inc. Prior to that Mr. Assaderaghi has held various engineering positions at SiTime, Rambus, and IBM. Mr. Assaderaghi has a Master of Science in Electrical Engineering and a Ph. D. in Electrical Engineering and Computer Science both from the University of California in Berkeley.

Item 1A. Risk Factors.

Risks Related to Our Business and Our Industry

The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.

The effects of the ongoing COVID-19 pandemic on our business are evolving and difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy and it is unclear how long the pandemic will continue to do so. To combat the spread of COVID-19, the United States and other foreign countries in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to work from home (“WFH”), which has impacted all aspects of our business as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations. The continuation of WFH and other restrictions for an extended period of time may negatively impact our productivity, product development, operations, sales and support, business and financial results. Among other things, the continued COVID-19 pandemic may result in:

•	a global economic recession or depression that could significantly reduce demand and/or prices for our products;
•	reduced productivity in our product development, operations, marketing, sales, and other activities;
•	disruptions to our supply chain;
•	increased costs resulting from WFH or from our efforts to mitigate the impact of the COVID-19 pandemic;
•	reduced access to financing to fund our operations due to a deterioration of credit and financial markets; or
•	higher rate of losses on our accounts receivables due to credit defaults.

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

As a result of the COVID pandemic, we believe we have experienced some delay and disruption in the manufacture, shipment, and sales of, and overall demand for, our products. In addition, we believe the production capabilities of our suppliers has been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. The continued disruption in the manufacture, shipment and sales of our products may negatively and materially impact our operating and financial operating results, including revenue, gross margins, operating margins, cash flows and other operating results. The resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could occur resulting in continued disruption to us, our suppliers, and/or our customers. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition in the future.

A downturn in the worldwide economy may harm our business.

The COVID-19 pandemic could cause a further downturn in the worldwide economy, which would likely result in reduced demand for our products and our customers’ products. Reduced demand for our products could result in significant decreases in sales and margins. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Adverse economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, a downturn in the worldwide economy could have a material adverse effect on our business, results of operations, or financial condition.

We currently depend on one end customer for a large portion of our revenue. The loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results.

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 40% and 35% of our revenue for the years ended December 31, 2020 and 2019, respectively. Revenue attributable to this end customer increased in absolute dollars and as a percentage of revenue from 2019 to 2020. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors and resellers, who in turn sell to our end customers. For both the years ended December 31, 2020 and 2019, our top three distributors by revenue together accounted for approximately 59% of our revenue. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 58%, and 57% of our revenue for the years ended December 31, 2020 and 2019, respectively. Sales attributable to our largest end customer accounted for approximately 40%, and 35%, of our revenue for the years ended December 31, 2020 and 2019, respectively. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our silicon timing systems solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:

•	the impact of the COVID-19 pandemic on our business, suppliers, and customers
•	customer demand and product life cycles;
•	the receipt, reduction, or cancellation of, or changes in the forecasts or timing of, orders by customers;
•	fluctuations in the levels of inventories held by our distributors or end customers;
•	the gain or loss of significant customers;
•	supply chain disruptions, delays, shortages, and capacity limitations as a result of COVID-19 pandemic or other reasons;
•	market acceptance of our products and our customers’ products;
•	our ability to develop, introduce, and market new products and technologies on a timely basis;
•	the timing and extent of product development costs;
•	new product announcements and introductions by us or our competitors;
•	our research and development costs and related new product expenditures and our ability to achieve cost reductions in a timely or predictable manner;
•	seasonality and fluctuations in sales by product manufacturers that incorporate our silicon timing systems solutions into their products;
•	end-market demand into which we have limited insight, including cyclicality, seasonality, and the competitive landscape;
•	cyclical fluctuations in the semiconductor market;
•	fluctuations in our manufacturing yields;
•	significant warranty claims, including those not covered by our suppliers; and
•	changes in our pricing, product cost, and product mix.

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

As of December 31, 2020 and 2019, we had an accumulated deficit of $63.4 million, and $54.0 million, respectively. We generated net losses of $9.4 million, and $6.6 million in the years ended December 31, 2020 and 2019, respectively. The loss in 2019 was primarily due to a decrease in revenue from customers in Asia primarily as a result of lower sales volume, as well as a reduction in revenue from our largest end customer. The loss in 2020 was primarily due to increased stock-based compensation expenses in connection with our initial public offering in late 2019 and additional costs related to being a public company. We may continue to incur net losses in the future.

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

Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded in prior years. It is typical that a design win will not result in meaningful revenue for a year or more, if at all. If we do not continue to achieve design wins in the short term, our revenue in the following years will deteriorate.

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

Our target markets include the enterprise and telecommunications infrastructure, automotive, industrial, IoT and mobile, and aerospace and defense markets. Substantially all of our revenue for the years ended December 31, 2020 and 2019 was derived from sales in the IoT and mobile, industrial, and consumer markets. In 2017, we began introducing products for the automotive market. In addition, within the timing market, substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We recently introduced products into the clock IC market, which we began sampling in the second quarter of 2019, and we intend to further focus on clock IC and timing sync solutions in the future. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

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

The average selling prices of our individual products have fluctuated historically over time and may do so in the future, which could harm our revenue and gross margins.

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

In addition, we maintain an inventory of our products at various stages of production and in some cases as finished good inventory. We hold these inventories in anticipation of customer orders. If those customer orders do not materialize in a timely manner, we may have excess or obsolete inventory which we would have to reserve or write-down, and our gross margins would be adversely affected.

Our revenue in recent periods may not be indicative of future performance and our revenue may fluctuate over time.

Our recent revenue should not be considered indicative of our future performance. For the years ended December 31, 2020 and 2019, our revenue was $116.2 million, and $84.1 million, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, and challenges and our failure to capitalize on growth opportunities.

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

The global semiconductor market in general, and the timing IC market in particular, is highly competitive. We expect competition to increase and intensify as additional semiconductor companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, financial condition, and results of operations. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow market verticals. In the MEMS-based oscillator market, we primarily compete against Microchip Technology Inc. (“MCHP”) through their acquisition of Micrel, Incorporated. In the MEMS-based resonator market, we primarily compete against Murata Manufacturing Co., Ltd. In the analog mixed-signal IC and clocking market, we primarily compete against Renesas Electronics Corporation (through their acquisition of Integrated Device Technology, Inc.), Silicon Laboratories Inc., Texas Instruments Incorporated, Micrel, (which is owned by MCHP), and Analog Devices, Inc. In the oscillator market, we primarily compete against quartz crystal suppliers such as Rakon Limited, Daishinku Corporation, Nihon Dempa Kogyo Co., Ltd., TXC Corporation, Seiko Epson Corporation, Kyocera Corporation and Vectron International (which is owned by MCHP). We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.

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

We operate an outsourced manufacturing business model. As a result, we rely on third parties for all of our manufacturing operations, including wafer fabrication, assembly, and testing. Although we use multiple third-party supplier sources, we depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost, and manufacturing quality. The manufacturing processes of our third-party suppliers for our products require specialized technology that requires certain raw materials. Except for our agreement with Bosch for MEMS wafers, we do not have any long-term supply agreements with any of our other manufacturing suppliers. These third-party manufacturers often serve customers that are larger than us or require a greater portion of their services, which may decrease our relative importance and negotiating leverage with these third parties.

If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. This agreement expires in 2027 and may be terminated with three years’ advance notice beginning in February 2024. We currently rely on Bosch for our MEMS fabrication, and TSMC for our analog circuits fabrication, and any disruption in their supply of wafers or any increases in their wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. There is currently a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, which may limit our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our gross margins would be adversely affected.

To ensure continued wafer supply, we may be required to establish alternative wafer supply sources, which could require significant expenditures and limit our negotiating leverage. We currently rely on Bosch and TSMC as our primary foundries and suppliers for our MEMS timing devices and analog circuits, respectively, and only a few foundry vendors have the capability to manufacture our most advanced solutions, in particular with respect to our MEMS solution. If we engage alternative supply sources, we may incur additional costs and encounter difficulties and/or delays in qualifying the supply sources. For example, we have a license agreement with Bosch under which Bosch granted us a license to use certain patents. Under this agreement, we are required to pay a royalty fee to Bosch if we engage third parties to manufacture, or if we decide to manufacture ourselves, certain generations of our MEMS wafers through March 31, 2024. In addition, shipments could be significantly delayed while these sources are qualified for volume production. If we are unable to maintain our relationship with Bosch or TSMC, our ability to produce high-quality products could suffer, which in turn could harm our business, financial condition, and results of operations.

We currently rely on ASE, Carsem, and UTAC for assembly and testing, as well as Daishinku and UTAC for ceramic packaging for some of our products. Certain of our manufacturing, packaging, assembly, and testing facilities are located outside of the United States, including Malaysia, Taiwan, and Thailand, where we are subject to increased risk of political and economic instability, difficulties in managing operations, difficulties in enforcing contracts and our intellectual property, severe weather, and employment and labor difficulties. Additionally, public health crises, such as an outbreak of contagious diseases like the COVID-19 pandemic, may affect the production capabilities of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or work-from-home orders. For example, on March 16, 2020, the government of Malaysia announced measures to restrict movement in that country in an effort to suppress the number of COVID-19 cases. The restrictions have been extended several times, currently until August 2021. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country.

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

We depend on satisfactory wafer foundry manufacturing capacity, wafer prices, and production yields, as well as timely wafer delivery to meet customer demand and enable us to maintain gross margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Our foundry vendors may experience manufacturing defects and reduced manufacturing yields from time to time. Further, any new foundry vendors we employ may present additional and unexpected manufacturing challenges that could require significant management time and focus. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by the foundries that we employ could result in lower than anticipated production yields or unacceptable performance of our devices. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time-consuming and expensive to correct. Poor production yields from the foundries that we employ, or defects, integration issues, or other performance problems in our solutions could significantly harm our customer relationships and financial results and give rise to financial or other damages to our customers. Any product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The industry experienced a significant downturn during past global recessions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Any downturns in the semiconductor industry could harm our business, financial condition, and results of operations. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future.

Our ability to receive timely payments from or the deterioration of the financial conditions of our distributors or our end customers could adversely affect our operating results.

Our ability to receive timely payments from or the deterioration of the financial condition of our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. However, the extent of the COVID-19 pandemic’s impact on credit and financial markets remains uncertain, which creates uncertainty as to the financial condition of our distributors and customers. Based on our review of our customers annually, substantially all of which are large distributors, resellers, OEMs, and system manufacturers, we had a $0.1 million reserve for credit losses as of each of December 31, 2020 and 2019. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.

Our loan agreements contain certain restrictive covenants that may limit our operating flexibility.

Our loan agreements contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that we, incur indebtedness, merge with other companies or enter into or consummate certain change of control transactions, acquire other companies, make certain investments, transfer or dispose of assets, amend certain material agreements, or enter into certain other transactions. Furthermore, our future working capital, borrowings, or equity financing could be unavailable to repay or refinance any amounts outstanding under our future debt obligations. In the event of a liquidation, our existing and any future lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including any future lenders, were first repaid in full.

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

On July 24, 2020 we repaid $35.0 million of outstanding indebtedness under our revolving line of credit agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”). As of December 31, 2020, we closed the $20.0 million revolving line of credit we had with Sumitomo Mitsui Banking Corporation and $30.0 revolving line of credit with MegaChips. Both of these credit facilities had no outstanding balance at the time of closing. We currently still maintain a $50.0 million revolving line of credit with MUFG. MUFG requires us to maintain a minimum cash balance in our operating cash account equal to our outstanding loan balance. We may seek, or be required to seek, additional or alternative sources of debt financing, in lieu of, or in addition to, our current facilities. Any required additional financing may not be available on terms acceptable to us, or at all. Further, we may not have the leverage to negotiate terms favorable to us under these arrangements, including with MUFG, as we are no longer a wholly-owned subsidiary of MegaChips. We do not expect MegaChips to provide guarantees of our indebtedness in the future, which may make it more difficult or expensive to borrow funds in the future. In addition, the terms of any financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, it could harm our liquidity position and we may have to scale back our operations or limit our production activities, which in turn would harm our business, operating results, and financial condition.

A portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, and Ukraine and work with third-party contractors in Russia. We also conduct marketing and administrative functions in the United States, China, Taiwan, and Ukraine. In addition, members of our sales force are located in the United States, China, India, France, Taiwan, and Ukraine. In addition, approximately 93% of our revenue for the years ended December 31, 2020 and 2019 was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S., based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially and adversely affected. Between July 2018 and February 2020, the U.S. Trade Representative imposed tariffs on products from China, with current tariff rates between 7.5% and 25%. If the existing tariffs are increased, new tariffs are imposed, or there is a court or governmental agency determination that exposes additional products to the tariffs, we may be required to raise our prices on those products, which may further result in a loss of customers and harm our operating performance. The prior U.S. administration imposed new or additional tariffs on Chinese products with short notice and China imposed certain retaliatory tariffs. The current U.S. administration may further alter trade agreements and terms between China and the United States, which could further limit trade with China or impose additional tariffs on imports from China. If our products become subject to tariffs or other retaliatory trade measures, it could materially and adversely affect our business and operating results. In the event that these or future tariffs are imposed on imports of our products, or that China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business could adversely affect our results of operations.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could impair the ability of our customers to cost-effectively purchase or integrate our solutions into their product offerings, which may materially affect the demand for our solutions and cause these customers to reduce their orders, which in turn would adversely affect our revenue and business. If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located in Malaysia, the Netherlands, Taiwan, Japan, France and Ukraine, and we have consultants in Russia, India and Thailand. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

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

Our products and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. For example, we sell to markets in Asia where multiple companies have been added to the Entity List in the last 18 months, requiring license for exports of items subject to control under the EAR. To our knowledge, we have not sold products subject to the EAR to Entity List persons. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with U.S. and other laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. Changes in export or import laws or sanctions policies also may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and results of operations.

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

New or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax regulations enacted but not in effect, tax policy initiatives and reforms under consideration in the United States or related to the Organisation for Economic Co-operation and Development’s (“OECD”), Base Erosion and Profit Shifting Project (“BEPSP”), the European Commission’s state aid investigations, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries have already enacted legislation, including those related to BEPSP, which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. In addition, we are unable to predict what future tax reform may be proposed or enacted or what effect such changes would have on our business, but any changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in the countries where we have operations and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our business, financial condition, and results of operations.

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

We are subject to state and federal laws and regulations related to privacy, data use, and security. In addition, in recent years, there has been a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues. From time to time, Congress has considered, and may do so again, legislation establishing requirements for data security and response to data breaches that, if implemented, could affect us by increasing our costs of doing business. In addition, several states have enacted privacy or security breach legislation requiring varying levels of consumer notification in the event of a security breach. For example, the California Consumer Privacy Act (“CCPA”) went into effect in January 2020 and enhances consumer protection and privacy rights by granting consumers resident in California new rights with respect to the collection of their personal data and imposing new operational requirements on businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Several other states are considering similar legislation.

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

As of December 31, 2020, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $201.5 million and $64.0 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal NOL carryforwards begin to expire in 2025 and the state NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards begin to expire in 2025 and the state research and development tax credit carryforwards carry forward indefinitely. These net operating loss and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change occurred in 2014 and concluded that it had no impact on U.S. federal and California net operating losses or on U.S. federal research and development credits. Our initial public offering in November 2019 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards.  We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income.

Risks Related to Intellectual Property

Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of December 31, 2020, we had 73 issued U.S. patents, expiring generally between 2026 and 2039, and 27 pending U.S. patent applications. We also had one foreign issued patent expiring in 2039 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third party, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

The semiconductor industry in which we operate is characterized by companies that hold patents and other intellectual property rights and vigorously pursue, protect, and enforce intellectual property rights. From time to time, third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. For example, in March 2019, VTT Technical Research Centre of Finland, Ltd. filed suit in the United States District Court for the Northern District of California alleging infringement by us of a patent. While the District Court ruled in our favor, VTT has filed an appeal with the U.S. Court of Appeals for the Federal Circuit. We have not accrued for a loss contingency relating to this matter. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales, and divert the efforts of our management and other personnel. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products, expend significant resources to develop alternative technology, or discontinue the use of processes requiring the relevant technology. For more information regarding this matter, see “Business – Legal Proceedings.”

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

Intellectual property claims could also harm our relationships with our customers or distributors and might deter future customers from doing business with us. We do not know whether we will prevail in any such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the applicable products, processes, or technology;
•	pay substantial damages for infringement by us or our customers;
•	expend significant resources to develop non-infringing products, processes, or technology, which may not be successful;
•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor;
•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others; or
•	pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.
•	Any of the foregoing results could adversely affect our business, financial condition, and results of operations.

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

MegaChips owns 7,500,000 shares of our common stock, representing approximately 43.7% of our outstanding common stock as of December 31, 2020. For so long as MegaChips or its successors in interest, continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of seven seats on our board of directors, to be able to elect members of our board of directors, and could replace our entire board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

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

Some of our employees, directors and executive officers own MegaChips’ common stock and restricted stock units. In addition, some of our directors have or had affiliations with MegaChips. Ownership of MegaChips securities by our directors and officers and affiliations of directors with MegaChips could create, or appear to create, conflicts of interest with respect to matters involving both us and MegaChips. For example, corporate opportunities may arise that concern both of our businesses, such as the potential acquisition of a particular business or technology that is complementary to both of our businesses. Our Board has adopted a Related Persons Transactions Policy to address actual or perceived conflicts of interest of directors, officers and greater than 5% stockholders on a case-by-case basis. If any corporate opportunity arises and if our directors and officers do not pursue it on our behalf, we may not become aware of, and may potentially lose, a significant business opportunity.

Risks Related to Our Common Stock

Substantial future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, including MegaChips, or the perception in the market that holders of a large number of shares intend to sell their shares.

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

General Risk Factors

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

Our corporate headquarters and some of our suppliers and foundry vendors are located in areas that are in active earthquake zones or are subject to power outages, natural disasters, political, social, or economic unrest, and other potentially catastrophic events. In the event of a major earthquake, hurricane, flooding, or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, political, social, or economic unrest, or disease outbreak, such as the current COVID-19 pandemic, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security, or loss of critical data, any of which could have an adverse effect on our business and future results of operations.

Our stock price may be volatile and may decline, resulting in a loss of some or all of our stockholder investment.

The trading price and volume of our common stock is likely to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, product life cycles, pricing, ordering patterns, and unforeseen operating costs;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	announcements with respect to developments, status, and impact on us, our competition, our constituents, and our suppliers as a result of the COVID 19 global pandemic;
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

As a public company we incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements. Our management team and other personnel have and will continue to devote a substantial amount of time complying with these public company reporting requirements.

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

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more.

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

Item 3. Legal Proceedings.

In March 2019, VTT Technical Research Centre of Finland, Ltd. ("VTT") filed suit in the United States District Court for the Northern District of California alleging infringement by us of a patent relating to specific combinations of features set forth in U.S. Patent No. 8,558,643. The complaint sought unspecified monetary damages and injunctive relief. On January 22, 2020, we participated in a mediation that had been ordered by the Court.  The case was not resolved at the mediation. A Markman Hearing was held on May 15, 2020 relating to a number of different disputed claim terms, and on July 9, 2020 the Court issued a Markman Order relating to those disputed claim terms.  Among its determinations, the Court found that one of the disputed claim terms was indefinite, as well as any claim that had this claim term in it.  On July 17, 2020, the Court issued a judgment finding all claims of U.S. Patent No. 8,558,643 invalid, based upon its Markman Order.  VTT filed a Notice of Appeal of the Court's judgment with the US Court of Appeals for the Federal Circuit and filed its opening brief on November 19, 2020 and we filed our response brief on January 28, 2021. We have not accrued for a loss contingency relating to such matter as the potential loss is currently not probable and reasonably estimable.

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

As of February 10, 2020, there were 12 holders of record (not including beneficial holders of stock held in street names) of our common stock.

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

The following line graph compares for the period beginning November 21, 2019, the initial trading date of our common stock on the Nasdaq Global Market, and ending on December 31, 2020, the last day of our fiscal year, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and Philadelphia Semiconductor Index and assumes reinvestment of any dividends.  The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

	Base
	Period	December 31,	March 31,	June 30,	September 30,	December 31,
Company Name/Index	11/21/2019	2019	2020	2020	2020	2020
SiTime Corporation	100	150.89	128.82	280.53	497.22	662.31
Nasdaq composite index	100	105.22	90.29	117.95	130.95	151.13
Philadelphia Semiconductor index	100	109.24	89.22	117.91	132.54	165.10

Use of Proceeds

In November 2019, we closed our initial public offering, in which we registered, offered and sold 4,945,000 shares of common stock at a price to the public of $13.00 per share for gross proceeds of $64.3 million, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the initial public offering (“IPO”) were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-234305), which was declared effective by the SEC on November 20, 2019. We raised aggregate net proceeds of $56.4 million from the IPO, after underwriting discounts and commissions and payments of offering costs of approximately $7.9 million. We used  $41.0 million of the net proceeds for repayment of indebtedness, $7.8 million on capital expenditures and the remaining $7.6 million on research and product development activities.

The lead book-running managers of the IPO were Barclays Capital Inc. and Stifel, Nicolaus & Company, Incorporated. Needham & Company, LLC, Raymond James and Associates, Inc. and Roth Capital Partners, LLC acted as co-managers for the IPO. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. The offering commenced on November 20, 2019 and did not terminate before all securities registered in the registration statement were sold.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	December 31, 2020 (3)(4)	December 31, 2019 (1)(2)	December 31, 2018(5)	December 31, 2017
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue	$116,156	$84,074	$85,214	$101,065
Gross profit	57,932	39,558	36,205	47,918
Total operating expenses	66,545	44,431	43,995	42,328
Income (loss) from operations	(8,613)	(4,873)	(7,790)	5,590
Net income (loss)	(9,372)	(6,607)	(9,342)	4,723
Net income (loss) per share attributable to common stockholder, basic and diluted	(0.58)	(0.63)	(0.93)	0.47
Weighted-average shares used to compute basic and diluted net income (loss) per share	16,064	10,558	10,000	10,000

Consolidated Balance Sheet Data:
Cash and cash equivalents	$73,525	$63,418	$7,889	$9,097
Working capital (deficit)	94,035	46,351	(5,576)	(693)
Total assets	136,011	123,391	72,689	74,728
Total debt	—	41,000	46,000	43,000
Total liabilities	26,131	61,251	61,674	57,052
Total stockholders' equity	109,880	62,140	11,015	17,676

(1)	We completed our initial public offering in November 2019.
(2)	In 2019, we adopted Accounting Standards Update 2016-02, Leases using the optional adoption method. Refer to Note 2 of our consolidated financial statements under Item 8 for more information.
(3)	We completed a follow-on offering in June 2020.
(4)	We paid down all our outstanding loans in July 2020.
(5)	In 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers using the full retrospective approach.

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

Overview

We are a leading provider of silicon timing solutions. Our timing solutions are the heartbeat of our customers’ electronic systems, solve complex timing problems and enable industry-leading products. We provide solutions that are differentiated by high performance and reliability, programmability, small size, and low power consumption. Our products have been designed into over 250 applications across our target markets, including communications and enterprise, automotive, industrial, aerospace, and mobile, IoT and consumer.

We commenced commercial shipments of our first oscillator products in 2006. Substantially all of our revenue to date has been derived from sales of oscillator systems across our target end markets. We recently introduced products into the clock IC market, which we began sampling in 2019, and intend to focus on clock IC and timing sync solutions in the future. We seek to aggressively expand our presence in these two markets.

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

We were acquired by MegaChips in 2014 and were a wholly-owned subsidiary of MegaChips, a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange, until November 25, 2019. On November 25, 2019, we completed the initial public offering of shares of our common stock. On June 16, 2020, we completed a follow-on public offering, in which we issued and sold 1,525,000 shares of our common stock and MegaChips sold 2,500,000 shares of our common stock held by them. MegaChips continues to be our largest stockholder and held approximately 43.7% of our common stock as of December 31, 2020.

We are currently experiencing a growth in demand for some of our products, however, there are a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company, which may limit our ability to fully satisfy the increase in demand. If we cannot ship our products to our customers on time and in the quantity required as a result of this supply constraint our sales could decline and we could lose customers.

Impact of COVID-19 on our Business

The COVID pandemic has had an adverse impact on our business, and the future impact of the ongoing COVID-19 pandemic on our business remains unknown. In an effort to protect the health and safety of our employees, we took proactive actions and adopted social distancing policies at our locations around the world, including requiring employees to work from home (“WFH”), reducing the number of people in our sites at any one time, and suspending employee travel. In an effort to contain the COVID-19 pandemic or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents in their homes or places of residence, and practice social distancing when engaging in essential activities. In addition, the United States and other countries in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to WFH, which has impacted all aspects of our business, as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations.

We anticipate the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe and will continue to impact our business, employees and operations for the foreseeable future. We believe that the COVID-19 pandemic could cause delay and disruption in the manufacture, shipment, and sales of, and overall demand for, our products. In addition, we believe the production capabilities of our suppliers has been, and may continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. For example, on March 16, 2020, the government of Malaysia announced measures to restrict movement in that country to suppress the number of COVID-19 cases. The restrictions have been extended currently until August 2021. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country. Any delay or disruption in the manufacture, shipment and sales of, or overall demand for, our products in turn may negatively and materially impact our operating and financial results, including revenue, gross margins, operating margins, cash flows and other operating results. Further, the resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could result in continued disruption to us, our suppliers, and/or our customers. To date, we have experienced minimal impact from any supplier disruption. The duration and full magnitude of the COVID-19 pandemic’s impact on credit and financial markets is also unknown, which creates uncertainty as to the financial condition of our distributors or customers. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may also experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.

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

There remains a high degree of uncertainty in the global business environment given the impact of the COVID-19 pandemic which creates challenges with visibility beyond the near term.  We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, operations, and prospects, or on our financial results for fiscal 2021 or beyond. For additional discussion, please see Part I, Item 1A Risk Factors of this report.

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

Gross margin, or gross profit as a percentage of revenue, has been, and will continue to be, affected by a variety of factors, including ASPs, and product mix in a given period, material costs, yields, inventory write-downs and manufacturing operations costs. We believe the primary driver of gross margin is the ASPs negotiated between us and our customers relative to material costs and yield improvement. As our products mature and unit volumes increase, we expect their ASPs to decline. These declines often coincide with improvements in manufacturing yields and lower wafer, assembly, and testing costs, which offset some or all of the margin reduction that results from lower ASPs. However, we expect our gross margin to fluctuate on a quarterly basis as a result of changes in ASPs due to new product introductions, existing product transitions into high-volume manufacturing, manufacturing costs, and our product mix.

Cyclical Nature of the Semiconductor Industry

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. Downturns in the semiconductor industry have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Any prolonged or significant downturn in the semiconductor industry generally could adversely affect our business and reduce demand for our products and otherwise harm our business, financial condition and results of operations.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Year Ended December 31,		Change 2020 vs 2019
	2020	2019	$	%
	(in thousands, except percentage)
Revenue	$116,156	$84,074	$32,082	38%
Cost of revenue	58,224	44,516	13,708	31%
Gross profit	57,932	39,558	18,374	46%
Operating expenses:
Research and development	31,652	23,795	7,857	33%
Selling, general and administrative	34,893	20,636	14,257	69%
Total operating expenses	66,545	44,431	22,114	50%
Loss from operations	(8,613)	(4,873)	(3,740)	77%
Interest expense	(726)	(1,714)	988	(58%)
Other expense, net	(32)	(28)	(4)	14%
Loss before income taxes	(9,371)	(6,615)	(2,756)	42%
Income tax (expense) benefit	(1)	8	(9)	(113%)
Net loss attributable to common stockholders and comprehensive loss	$(9,372)	$(6,607)	$(2,765)	42%

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

	Year Ended December 31,		Change 2020 vs 2019
	2020	2019	$	%
	(in thousands except percentage)
Revenue	$116,156	$84,074	$32,082	38%

Revenue increased by $32.1 million, or 38%, for 2020 compared to 2019. The increase was primarily related to 27% higher sales volume year over year and an increase in average selling price of our products of $0.02. The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at our existing customers.

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

	Year Ended December 31,		Change 2020 vs 2019
	2020	2019	$	%
	(in thousands except percentage)
Cost of Revenue	$58,224	$44,516	$13,708	31%
Gross Profit	57,932	39,558	18,374	46%
Gross Margin	50%	47%

Gross profit increased by $18.4 million in the year ended December 31, 2020 compared to the same period in 2019. The gross profit for the year ended 2019 included a benefit of $2.5 million from the sale of previously reserved inventory.  Gross profit excluding this benefit of $2.5 million increased a net $20.9 million year over year mainly from higher sales volume and an increase in ASPs which were offset in part by higher other manufacturing and overhead costs of $2.1 million.

Gross margin was higher by 3% in the year ended December 31, 2020 compared to the same period in 2019. The gross margin for the year ended 2019 included a benefit of 3% or $2.5 million from sale of previously reserved inventory.  The gross margin excluding the benefit to the gross margin from the sale of the previously reserved inventory increased by 6% year over year from higher sales volume and an increase in ASPs offset in part by higher other manufacturing costs.

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

	Year Ended December 31,		Change 2020 vs 2019
	2020	2019	$	%
	(in thousands except percentage)
Operating Expenses:
Research and development	$31,652	$23,795	$7,857	33%
Selling, general and administrative	34,893	20,636	14,257	69%
Total operating expenses	$66,545	$44,431	$22,114	50%

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

Research and development expense increased by $7.9 million, or 33%, for the year ended December 31, 2020 compared to the same period in 2019, primarily due to an increase in stock-based compensation expense of $5.2 million. This in turn was due to the timing of grants of employee equity awards upon the completion of our initial public offering in November 2019 and new performance-based award grants in the year ended December 31, 2020. The remaining increase was primarily due to increased headcount and impairment charges of $1.0 million related to the cost of software that were in the process of development for internal use. The related products for which the software was developed to support in production were abandoned as we changed our roadmap and improved the final desired technical specifications required of the new products.

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

Selling, general and administrative expense increased by $14.3 million, or 69%, for the year ended December 31, 2020 compared to the same period in 2019, primarily due to higher stock-based compensation expense of $9.6 million and higher personnel costs of $3.3 million largely related to increased headcount and remaining increase due to additional expenses for services related to the requirements of being a public company.

Other Expense

Other income (expense) consists primarily of interest expense on our outstanding debt, foreign exchange gains and losses, and asset dispositions. See Note 7 to our consolidated financial statements under Item 8 for more information about our debt.

	Year Ended December 31,		Change 2020 vs 2019
	2020	2019	$	%
	(in thousands except percentage)
Interest Expense	$(726)	$(1,714)	$988	(58%)
Other expense, net	(32)	(28)	(4)	14%
Total other expense	$(758)	$(1,742)	$984	(56%)

Other expense decreased $1.0 million for the year ended December 31, 2020 compared to the same period in 2019, primarily as a result of lower interest rates and a shorter term on our outstanding revolving short-term debt as we paid in full all of our debt on July 24, 2020.

Income Tax Benefit (Expense)

Income tax expense consists primarily of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax asset is uncertain, including NOL, carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not. At December 31, 2020 and 2019, we had federal NOL carry-forwards of approximately $201.5 million and $156.5 million, respectively, and state NOL carry-forwards of approximately $64.0 million and $63.7 million, respectively. We had research and development tax credit carryforwards of approximately $3.9 million and $3.9 million, respectively for U.S. federal income tax purposes and $3.6 million and $3.6 million, respectively for state income tax purposes. Of the federal NOL carryforwards, approximately $148.4 million will expire in various years through 2036, if not utilized, and approximately $53.1 million will carry forward indefinitely. NOL carryforwards for state income tax purposes, if not utilized, will expire in various years through 2040. The research and development credit carryforwards for federal tax purposes will expire in various years through 2038, and state tax credits carry forward indefinitely.

	Year Ended December 31,		Change 2020 vs 2019
	2020	2019	$	%
	(in thousands except percentage)
Income tax (expense) benefit	$(1)	$8	$(9)	(113%)

Liquidity and Capital Resources

Before our initial public offering in November 2019, we financed our operations primarily through cash generated from product sales and proceeds from our credit facilities, including proceeds from our loan agreement with MegaChips. As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents of $73.5 million and $63.4 million, respectively. Our principal use of cash is to fund our operations to support growth. In June 2020, we completed a follow-on public offering of our shares, resulting in net proceeds to us of $45.8 million after deducting underwriting discounts and commissions and deferred offering costs. On July 24, 2020, we paid down all outstanding loans with MUFG of $35.0 million and closed our credit facilities with MCC and SMBC.  We continue to have $50.0 million funds available under our credit facility with MUFG. The credit line with MUFG is no longer guaranteed by MCC.  MUFG requires us to maintain a minimum cash balance in our operating cash account equal to our outstanding loan balance. We believe that our existing cash and cash equivalents and funds available under the credit facility will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot provide any assurance that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$16,604	$7,378
Net cash used in investing activities	(7,793)	(3,202)
Net cash provided by financing activities	1,296	51,353
Net increase in cash and cash equivalents	$10,107	$55,529

Operating Activities

In 2020, net cash provided by operating activities of $16.6 million was primarily due to a net loss of $9.4 million being more than offset by non-cash expenses of $24.9 million and a change in operating assets and liabilities of $1.1 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense, inventory write-down, and impairment of internal-use software. The changes in operating assets and liabilities resulted in cash provided primarily due to higher accounts receivables due to timing of shipments and an increase in inventories as we managed our inventory levels being more than offset by lower prepaid expenses and other current assets related to advance payments to suppliers for inventory and higher accounts payable and accrued expenses and other liabilities due to timing of payments.

In 2019, cash provided by operating activities of $7.4 million was primarily due to a net loss of $6.6 million being more than offset by non-cash expenses of $10.0 million and a change in operating assets and liabilities of $4.0 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense and inventory write-down. Operating assets and liabilities decreased primarily due to a decrease in inventories as we managed our inventory levels and lower accounts receivable due to timing of shipments and collections, partially offset by higher prepaid expenses and other current assets related to advance payments to suppliers for inventory, lower accounts payable, accrued expenses and other liabilities due to timing of payments.

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

In 2020, cash used in investing activities was $7.8 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes to support our growth.

In 2019, cash used in investing activities was $3.2 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes.

Financing Activities

Cash provided by financing activities includes proceeds from borrowings and payments under our credit facilities and proceeds from issuance of shares.

In 2020, cash provided by financing activities was $1.3 million, consisting of proceeds from issuance of shares of $45.8 million net of underwriting commissions and discounts of $2.7 million and deferred offering costs of $0.3 million and borrowings of $35.0 million offset by repayments of $76.0 million under our short-term revolving line of credit and $3.5 million payment of tax withholdings paid on behalf of employees for net share settlement at the time of vesting.

In 2019, cash provided by financing activities was $51.4 million, consisting of $56.4 million of proceeds from the initial public offering, net of issuance costs offset by repayments of $5.0 million under our short-term revolving line of credit.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of December 31, 2020:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$9,265	$1,453	3,085	3,112	1,615
Purchase obligations	2,776	1,462	1,314	—	—
Total	$12,041	$2,915	$4,399	$3,112	$1,615

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The aggregate amount of our obligations under these contracts is approximately $31.9 million as of December 31, 2020.

We signed an operating lease agreement for our corporate headquarters in Santa Clara, California that commenced on October 20, 2016 and will expire on December 31, 2026. The agreement provides for an option to renew for an additional five years and for rent payments through the term of the lease payment. We also lease office space in Michigan, Malaysia, Japan, the Netherlands, and Ukraine, all under operating leases with various expiration dates through December 2022.

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

Critical Accounting Judgments and Estimates

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

Inventories

Inventories consist of raw and processed wafers, work-in-process, and finished goods and are stated at the lower of standard cost or net realizable value. Standard costs approximate actual costs and are based on a first-in, first-out basis. We perform detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that we are committed to purchase and write-down the inventory value for estimated deterioration, excess and obsolete and other factors based on management’s assessment of future demand and market conditions and may require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded value of inventory. Once written-down, inventory write-downs are not reversed until the inventory is sold or scrapped.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the equity award and is recognized as expense over the requisite service period, which is generally the vesting period. We have elected to recognize forfeitures as they occur.

The fair value of each restricted stock unit is estimated based on the market price of our common shares on the date of grant.

We amortize stock-based compensation expense for time-based awards under the straight-line attribution method over the vesting period. Stock-based compensation expense for performance-based awards is recognized when it becomes probable that the performance conditions will be met. We amortize stock-based compensation expense for performance-based awards using the accelerated method.

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

Segment Reporting

We operate as one reportable segment related to the design, development, and sale of silicon timing systems solutions. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer reviews operating results on an aggregate basis and manages our operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, we have determined that we have a single reportable and operating segment structure. Substantially all of our long-lived assets were attributable to operations in the United States as of December 31, 2020.

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

Interest Rate Risk

We had cash and cash equivalents of $73.5 million and $63.4 million as of December 31, 2020 and 2019, respectively, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We paid down all our debt in the year 2020.

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

Shareholders and Board of Directors

SiTime Corporation

Santa Clara, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SiTime Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Jose, California

February 16, 2021

SiTime Corporation

Consolidated Balance Sheets

	As of
	December 31, 2020	December 31, 2019
	(in thousands, except per share data)
Assets:
Current assets:
Cash and cash equivalents	$73,525	$63,418
Accounts receivable, net	23,920	17,659
Related party accounts receivable	736	1,073
Inventories	12,350	11,911
Prepaid expenses and other current assets	2,649	5,601
Total current assets	113,180	99,662
Property and equipment, net	11,708	9,288
Intangible assets, net	2,069	4,489
Right-of-use assets, net	8,892	9,790
Other assets	162	162
Total assets	$136,011	$123,391
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$6,182	$3,869
Accrued expenses and other current liabilities	12,963	8,442
Loan obligations	-	41,000
Total current liabilities	19,145	53,311
Lease liabilities	6,986	7,940
Total liabilities	26,131	61,251
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 17,150 and 14,968 shares issued and outstanding at December 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	173,274	116,162
Accumulated deficit	(63,396)	(54,024)
Total stockholders’ equity	109,880	62,140
Total liabilities and stockholders’ equity	$136,011	$123,391

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	December 31, 2020	December 31, 2019
	(in thousands, except per share data)
Revenue	$116,156	$84,074
Cost of revenue	58,224	44,516
Gross profit	57,932	39,558
Operating expenses:
Research and development	31,652	23,795
Selling, general and administrative	34,893	20,636
Total operating expenses	66,545	44,431
Loss from operations	(8,613)	(4,873)
Interest expense	(726)	(1,714)
Other expense, net	(32)	(28)
Loss before income taxes	(9,371)	(6,615)
Income tax (expense) benefit	(1)	8
Net loss	$(9,372)	$(6,607)
Net loss attributable to common stockholder and comprehensive loss	$(9,372)	$(6,607)
Net loss per share attributable to common stockholder, basic and diluted	$(0.58)	$(0.63)
Weighted-average shares used to compute basic and diluted net loss per share	16,064	10,558

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Consolidated Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	(in thousands)
Balances at December 31, 2018	10,000	$1	$58,431	$(47,417)	$11,015
Stock-based compensation expense	—	—	1,379	—	1,379
Net loss	—	—	—	(6,607)	(6,607)
Issuance of common stock upon initial public offering net of underwriting discounts and commissions and other offering costs	4,945	1	56,352	—	56,353
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	23	—	—	—	—
Balances at December 31, 2019	14,968	2	116,162	(54,024)	62,140
Stock-based compensation expense	—	—	14,816	—	14,816
Net loss	—	—	—	(9,372)	(9,372)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,525	—	45,789	—	45,789
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	657	—	(3,493)	—	(3,493)
Balances at December 31, 2020	17,150	$2	$173,274	$(63,396)	$109,880

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2020	December 31, 2019

	(in thousands)
Cash flows from operating activities:
Net loss	$(9,372)	$(6,607)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization expense	6,402	8,273
Stock-based compensation expense	16,009	1,379
Inventory write-down	1,446	321
Impairment of internal-use software	959	—
Other	106	9
Changes in assets and liabilities:
Accounts receivable, net	(6,261)	1,521
Related party accounts receivable	337	363
Inventories	(2,070)	8,144
Prepaid expenses and other assets	2,951	(3,145)
Accounts payable	2,606	(1,148)
Accrued expenses and other liabilities	4,151	(919)
Lease liabilities	(660)	(813)
Net cash provided by operating activities	16,604	7,378
Cash flows from investing activities
Purchase of property and equipment	(6,098)	(1,426)
Cash paid for intangibles	(1,695)	(1,776)
Net cash used in investing activities	(7,793)	(3,202)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	45,789	56,353
Tax withholding paid on behalf of employees for net share settlement	(3,493)	—
Proceeds from loans from financial institutions	35,000	—
Principal payments on loans to financial institutions	(76,000)	(2,000)
Principal payments on loan to MegaChips	—	(3,000)
Net cash provided by financing activities	1,296	51,353
Net increase in cash and cash equivalents	10,107	55,529
Cash and cash equivalents
Beginning of period	63,418	7,889
End of period	$73,525	$63,418
Supplemental disclosure of cash flow information
Interest paid during the period	799	2,167
Income taxes paid	1	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	343	77
Right-of-use assets acquired under operating leases	382	10,763

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

SiTime Corporation (the “Company”) was incorporated in the State of Delaware in December 2003. The Company is a provider of silicon timing systems. The Company primarily supplies oscillator products that comprise a MEMS resonator and clock IC that is integrated into a package, as well as standalone resonators. The Company has also started to sample clock ICs. The Company’s products are designed to address a wide range of applications across a broad array of end markets. The Company operates a fabless business model and leverages its global network of distributors and resellers to address the broad set of end markets that it serves. The Company was a wholly-owned subsidiary of MegaChips Corporation (“MegaChips”), a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange until it completed its initial public offering in November 2019. MegaChips remains the largest stockholder of the Company and held approximately 43.7% of the Company’s outstanding common stock as of December 31, 2020.

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

The global health crisis caused by the COVID-19 pandemic has negatively impacted business activity across the globe and has impacted the Company's employees and operations.  The inputs into the Company’s judgments and estimates consider the economic implications of the COVID-19 pandemic, as the Company knows them, on the Company’s critical and significant accounting estimates.  The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain, including the future effects of the COVID-19 pandemic on its employees, customers, suppliers, results of operations, financial condition, or liquidity for fiscal year 2021.

Reporting Calendar

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a calendar year basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Initial and Follow-on Public Offerings

On November 25, 2019, the Company completed its initial public offering (“IPO”), in which it issued and sold 4,945,000 shares of its common stock including the full exercise of the underwriters’ over-allotment option to purchase an additional 645,000 shares at $13.00 per share, resulting in net proceeds of $56.4 million after deducting underwriting discounts, commissions and offering costs of $7.9 million.

On June 16, 2020, the Company completed a follow-on public offering (“June 2020 Offering), in which it issued and sold 1,525,000 shares of its common stock and MegaChips sold 2,500,000 of its common stock held by them, resulting in net proceeds to the Company of $45.8 million after deducting underwriting discounts and commissions of $2.7 million and deferred offering costs of $0.3 million.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant areas requiring the use of management estimates and assumptions include revenue recognition, estimate of reserve for excess and obsolete inventories, sales and warranty reserves, estimate of reserves for accounts receivable, internally developed software capitalization, and valuation allowances for deferred tax assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Foreign Currency Remeasurement

The Company and its wholly-owned subsidiaries use the U.S. dollar as the functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses are remeasured using an average exchange rate in effect for the period, except for items related to non-monetary assets and liabilities, which are measured at historical exchange rates. Gains or losses from foreign currency remeasurement and transactions are included in other expense, net. For the years ended December 31, 2020 and 2019, foreign currency remeasurement and transactions gains and losses were less than $0.2 million.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances in the Company’s bank checking and savings accounts and liquid short-term investments with original or remaining maturities of 90 days or less at the date of purchase, readily convertible to known amounts of cash.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities, approximate their fair values due to their short maturities. The Company determines fair value measurements used in its consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

At December 31, 2020 and 2019, cash balances in bank checking and savings accounts of $18.4 million and $28.4 million, were valued using Level 1 of the fair value hierarchy. At December 31, 2020 and December 31, 2019, highly liquid money market funds of $55.1 million and $35.0 million, respectively, were valued using Level 1, of the fair value hierarchy, quoted prices in active markets for identical assets and are included in cash equivalents.

There were no transfers between Level 1 and Level 2 categories during any of the periods presented.

Accounts Receivable and Allowances for Credit Losses

Accounts receivable are stated at amounts estimated by management to be net realizable value. An allowance for credit losses is recorded when it is probable that amounts will not be collected based on historical collection trends, age of outstanding receivables, specific customer circumstances, existing economic conditions and future forecasted information. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Losses have not been significant in any of the periods presented.

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

The Company extends credit based on an evaluation of the customer’s financial condition and collateral is not typically required. The Company primarily sells its products through third-party distributors and resellers. For the years ended December 31, 2020 and 2019, three distributors directly accounted for 10% or more of the Company’s revenue.

The following table discloses these customers’ percentage of revenue for the respective periods:

	Year Ended December 31,
	2020	2019
Customer
Pernas Electronics Co. Ltd.	26%	17%
Quantek Technology Corporation	18	22
Arrow Electronics, Inc.	15	19

At December 31, 2020 and 2019, three customers accounted for 10% or more of accounts receivable, as disclosed below:

	As of December 31,
	2020	2019
Customer
Pernas Electronics Co. Ltd.	31%	12%
Quantek Technology Corporation	22	32
Arrow Electronics, Inc.	18	26

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company, at least quarterly, assesses the recoverability of all inventories to determine whether adjustments are required to record inventory at the lower of cost or net realizable value. The Company reduces the value of inventory by establishing excess and obsolete inventories reserves based on management’s assessment of future demand and market conditions and may require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded value of inventory. Inventory reserve write-downs, once established, are not released until the related inventory has been sold or scrapped. Rebates from the Company’s foundries are recorded as a reduction of inventory cost and are recognized in cost of revenue over the inventory turnover days of the Company. Most of the Company’s inventory is warehoused at its contract manufacturers.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation of property and equipment is recognized on a straight-line basis over the estimated useful lives of the respective assets as follows:

Lab and manufacturing equipment	3 to 5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful lives of the assets

The Company capitalizes the costs of purchased mask sets that are utilized during the photolithography phase of manufacturing our products, when technological feasibility and marketability have been established. The capitalization occurs upon the completion of a detailed design, the absence of significant development uncertainties and the determination of market acceptance. Such amounts are included in property and equipment in the consolidated balance sheets and are amortized to cost of revenue over their estimated useful life of 5 years. However, if significant uncertainties exist regarding the future utility of a particular mask set, then its related costs are expensed to research and development at the time the significant uncertainties are identified.

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

The Company has elected the practical expedient within ASC Topic 842 to not separate lease and non-lease components within lease transactions for all classes of assets. Additionally, the Company has elected the short-term lease exception for all classes of assets and does not apply the recognition requirements for leases of 12 months or less and recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. These elections are applied consistently for all leases.

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

Warranty

The Company provides limited lifetime warranty coverage on all of its products by guaranteeing that all timing components from the Company will be free from defects in workmanship and materials and will conform to specifications for the life of the system. This assurance-type warranty is not considered a separate performance obligation, and thus no transaction price is allocated to it. The Company records the warranty costs in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets based on the expected timing of the related payments. To date, the Company has had negligible returns of any defective products, and hence the warranty reserve balances as of December 31, 2020 and 2019 were less than $0.1 million.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and The Coronavirus Aid, Relief, and Economic Security (“CARES Act”) , makes broad and complex changes to the U.S. tax code. These computations require significant judgments and estimates to be made regarding the interpretation of the provisions within the Tax Act along with the preparation and analysis of information not previously required.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel costs, field application engineering support, travel costs, professional and consulting fees, accounting and audit fees, legal, advertising expenses, and allocated overhead costs. Selling, general and administrative costs are expensed as incurred. Advertising expenses were $0.3 million and $0.3 million, for the years ended December 31, 2020 and 2019.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees, based on estimated fair values using the straight-line method over the requisite service period. The Company recognizes forfeitures as they occur.

The Company granted restricted stock units (“RSUs”) of its own common stock after the completion of its IPO and such grants were valued at the fair market value of the Company’s stock on the date of the grant.

The Company amortizes stock-based compensation expense for time-based awards under the straight-line attribution method over the vesting period. Stock-based compensation expense for performance-based awards is recognized when it becomes probable that the performance conditions will be met. The Company amortizes stock-based compensation expense for performance-based awards using the accelerated method.

Net Loss Per Share Attributable to Common Stockholder

Basic net loss per share attributable to common stockholder is calculated by dividing the net loss attributable to common stockholder by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholder by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the Company does not have any stock issuances that are considered to be potentially dilutive securities. As such, the net loss was attributed entirely to common stockholder. Because the Company has no potentially dilutive securities for the years ended December 31, 2020 and 2019, diluted net loss per share attributable to common stockholder is the same as basic net loss per share attributable to common stockholder for all periods presented.

Comprehensive Loss

The Company has no components of other comprehensive income loss. Therefore, net loss equals comprehensive loss for all periods presented.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the credit loss model from an incurred loss approach to an expected loss approach. It requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including trade accounts receivable) and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. The standard also changes the impairment model for available-for-sale debt securities, eliminating the concept of other than temporary impairment and requiring credit losses to be recorded through an allowance for credit losses. The amount of the allowance for credit losses for available-for-sale debt securities is limited to the amount by which fair value is below amortized cost. The Company adopted the standard on January 1, 2020 using a modified retrospective adoption method. The adoption of this standard did not have any impact on the Company's consolidated financial position, results of operations and cash flows.  The quarterly information presented in the 10-K is not on a consistent basis as the annual information because of the timing of adoption of the accounting standard.

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

3. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholder of the Company:

	Year Ended December 31
	2020	2019
	(in thousands, except per share data)
Net loss attributable to common stockholder	$(9,372)	$(6,607)
Weighted-average shares outstanding	16,064	10,558
Weighted average shares used to compute basic and diluted net loss per share	16,064	10,558
Net loss attributable to common stockholders per share, basic and diluted	$(0.58)	$(0.63)

4. Balance Sheets Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Accounts receivable, gross	$23,970	$17,788
Allowance for credit losses	(50)	(129)
Accounts receivable, net	$23,920	$17,659

Inventory

Inventory consisted of the following:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$435	$304
Work in progress	10,184	8,160
Finished goods	1,731	3,447
Total inventories	$12,350	$11,911

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Advance to suppliers	$853	$3,338
Prepaid expenses	1,074	1,279
Other current assets	722	984
Total prepaid and other current assets	$2,649	$5,601

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Lab and manufacturing equipment	$21,958	$17,376
Computer equipment	1,121	800
Furniture and fixtures	237	241
Construction in progress	638	221
Leasehold improvements	4,134	4,074
	28,088	22,712
Accumulated depreciation	(16,380)	(13,424)
Total property and equipment, net	$11,708	$9,288

Depreciation expense related to property and equipment was $3.7 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Internal use software	$9,377	$10,022
Purchased intangibles	5,663	4,793
	15,040	14,815
Accumulated amortization	(12,971)	(10,326)
Intangible assets, net	$2,069	$4,489

Amortization expense for intangible assets was $2.7 million, and $4.9 million, for the years ended December 31, 2020 and 2019, respectively. In the year ended December 31, 2020 the Company recorded impairment charges of $1.0 million related to capitalized cost of software that was within the development phase and was being developed solely to meet the Company’s internal needs. The related product for which the software was developed to support in production was abandoned as the Company changed its roadmap and improved the final desired technical specifications required of the new product. Accordingly, it was no longer probable that the software project will be completed and placed into service. The impairment charge was recorded as research and development expense in the consolidated statement of operations.

As of December 31, 2020 and 2019, the Company had $0.7 million and $2.0 million, respectively, of intangibles that were still in development stage and were not being amortized. The estimated aggregate future amortization expense for intangible assets in development stage and subject to amortization as of December 31, 2020 is summarized as below:

(in thousands)
2021	$1,267
2022	543
2023	259
$2,069

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Accrued payroll and related benefits	$5,362	$1,880
Accrued customer rebates	380	218
Accrued interest	-	72
Price adjustment and other revenue reserves	3,063	1,222
Short term lease liability	1,264	1,874
Other accrued expenses	2,894	3,176
Total accrued expenses and other current liabilities	$12,963	$8,442

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

The Company also leases office space in Michigan, Malaysia, Japan, the Netherlands, and Ukraine all under non-cancellable operating leases with various expiration dates through December 2022. These leases are classified as operating leases. The remaining lease terms vary from few months to 6 years. For its leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily composed of common area maintenance and utility charges.

In the year ended December 31, 2018, the Company signed an agreement to lease equipment of $3.2 million for research and development and to help with the production of certain of its products. The lease term for such equipment is approximately 10 years.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of December 31, 2020 and 2019:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Right-of-use assets	$8,892	$9,790
Lease liabilities included in accrued expenses and other current liabilities	1,264	1,874
Lease liabilities - non-current	6,986	7,940
Total operating lease liabilities	$8,250	$9,814
Weighted-average remaining lease term (years)	5.9	7.1
Weighted-average discount rate	4.2%	4.1%

The table below presents certain information related to the lease costs for operating leases for the years ended December 31, 2020 and 2019:

	Year Ended December 31
	2020	2019
	(in thousands)
Operating lease cost	$1,696	$1,419
Short-term lease cost	356	313
Variable lease cost	332	494
Total lease cost	$2,384	$2,226

Cash paid for operating lease liabilities was $2.3 million and $3.9 million for the year ended December 31, 2020 and 2019 respectively,  The Company sub-leased a portion of its Santa Clara facility through March 31, 2019 and received $0.1 million in sub-lease income for the year ended December 31, 2019, which was included in the short-term lease cost above.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2020:

(in thousands)
2021	$1,453
2022	1,596
2023	1,489
2024	1,532
2025	1,580
2026 and beyond	1,615
Total minimum lease payments	9,265
Less: amount of lease payments representing interest	(1,015)
Present value of future minimum lease payments	8,250
Less: current obligations under leases	(1,264)
Long-term lease liabilities	$6,986

As of December 31, 2020, the Company had two leases in Japan for a total cost of less than $0.1 million that had not yet commenced.

6. Commitments and Contingencies

Purchase Commitments

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. As of December 31, 2020, the Company had a commitment of $2.1 million for a license which will be paid equally through July 2023.

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

In March 2019, VTT Technical Research Centre of Finland, Ltd. ("VTT") filed suit in the United States District Court for the Northern District of California alleging infringement by the Company of a patent relating to specific combinations of features set forth in U.S. Patent No. 8,558,643. The complaint sought unspecified monetary damages and injunctive relief. On January 22, 2020, the Company participated in a mediation that had been ordered by the Court.  The case was not resolved at the mediation. A Markman Hearing was held on May 15, 2020 relating to a number of different disputed claim terms, and on July 9, 2020 the Court issued a Markman Order relating to those disputed claim terms.  Among its determinations, the Court found that one of the disputed claim terms was indefinite, as well as any claim that had this claim term in it.  On July 17, 2020, the Court issued a judgment finding all claims of U.S. Patent No. 8,558,643 invalid, based upon its Markman Order.  VTT filed a Notice of Appeal of the Court's judgment with the US Court of Appeals for the Federal Circuit and filed its opening brief on November 19, 2020 and the Company filed its response brief on January 28, 2021. The potential loss is currently neither probable nor reasonably estimable.

7. Debt Obligations

The Company has borrowed against the short-term revolving lines of credit that it has arranged with financial institutions like The Bank of Tokyo-Mitsubishi UFJ, Ltd.(“MUFG”), and Sumitomo Mitsui Banking Corporation (“SMBC”), and MegaChips to fund its operations. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2019 was 1.42%.

Debt obligations as of December 31, 2020 and 2019 consisted of the following:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Revolving line of credit:
MUFG	$-	$41,000
Balance	—	41,000
Less: Current portion of long-term debt	—	(41,000)
Long-term debt	$—	$—

As of December 31, 2019, debt obligations were as follows (dollars in thousands):

	Loan Start Date	Loan Amount	Annual Interest Rate	Maturity Date
Lender
MUFG	12/19/2019	$38,000	2.97000%	6/10/2020
MUFG	8/23/2019	3,000	3.10000%	2/19/2020
		$41,000

Revolving Line of Credit

The Bank of Tokyo-Mitsubishi Credit Facility

On August 31, 2015, the Company entered into a bank transaction agreement with MUFG. The agreement provided for a revolving line of credit with a maximum available borrowing of $20.0 million. On June 29, 2018, the Company increased the revolving line of credit to $50.0 million through July 31, 2020. Between August 2015 and December 31, 2019, the Company borrowed $139.0 million in several draw-downs against the revolving line of credit with terms ranging from one month to one year and interest rate ranging between 1.01 % to 4.07%.

Renewal and extensions on the MUFG loans for the years ended December 2019 and 2020 have been set forth below:

Loan Start Date	Maturity Date	Loan Amount	Annual Interest Rate
8/23/2019	2/19/2020	$3,000	3.10%
12/19/2019	6/10/2020	38,000	2.97%
3/23/2020	9/21/2020	3,000	2.46%
3/24/2020	3/24/2021	9,000	2.37%
6/10/2020	6/24/2020	23,000	1.39%
6/24/2020	7/24/2020	23,000	1.45%

On July 24, 2020, the Company paid down all outstanding loans with MUFG of $35.0 million of which $12.0 million of loans were prepaid with a penalty of $0.1 million. Effective June 30, 2020, the MegaChips guarantee for the revolving line of credit with MUFG has been terminated. Upon termination of the guarantee, the Company agreed to maintain a minimum cash balance in its operating cash account equal to its outstanding loan balance with MUFG.  The minimum cash balance requirement is a compensating balance arrangement that does not legally restrict any cash amounts that are shown in the condensed consolidated balance sheet. The Company continues to have $50.0 million funds available under its credit facility with MUFG. Interest under the revolving line of credit was calculated at MUFG’s prevailing prime rate plus a margin of 2 percentage points which would be agreed by the Company at the time each loan was made. Interest was due for payment on the maturity date of each loan. The Company did not incur any costs upon renewal of the revolving credit line or at the time of increase in the revolving line of credit.

The agreement contains customary representations and warranties, affirmative covenants, and events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit, violation of contractual provisions, or a material adverse change in the Company’s business. The agreement also includes customary administrative covenants, including a limitation on entering any transactions involving a merger or consolidation, reorganization, spin-off, liquidation, dissolution, winding up, or conveying, selling, leasing, licensing, or otherwise disposing of all or substantially all of the Company’s property, assets, or business. As of December 31, 2020 and 2019, the Company was in compliance with all covenants.

Terminated Loans

Sumitomo Mitsui Banking Corporation Credit Facility

On September 22, 2017, the Company entered into an uncommitted and revolving credit line agreement with SMBC. The revolving credit line has a maximum available borrowing availability of up to $20.0 million. The Company could draw loans under the revolving credit line from time to time through September 21, 2018, as long as the principal amount at any time did not exceed $20.0 million in the aggregate. Such term was extended for an additional year through September 20, 2019 and further extended for an additional year through September 21, 2020. The Company closed its line of credit in September 2020. Loans under the revolving credit line may have a maturity from one day to 12 months from the date of borrowing. The loans borrowed under the revolving line of credit bear a variable rate of interest based upon SMBC’s prevailing prime rate plus a margin of 1 percentage point which would be agreed by the Company at the time each loan was made. Interest was due for payment on the maturity date of each loan. SMBC had the right to terminate the revolving credit line in whole or part in its sole discretion. The Company did not incur any costs at the initiation of the revolving line of credit or upon renewal of the revolving credit line.

The agreement contained customary representations and warranties, affirmative covenants, negative covenants, and events of default upon the occurrence of certain events, such as nonpayment of amounts due under the revolving line of credit, violation of contractual provisions, or a material adverse change in the Company’s business. In addition, the agreement included a financial covenant for a minimum net worth, defined as total assets less total liabilities, of $0. The agreement also included customary administrative covenants, including a limitation on entering any transactions involving a merger or consolidation, reorganization, spin-off, liquidation, dissolution, winding up, or conveying, selling, leasing, licensing, or otherwise disposing of all or substantially all of the Company’s property, assets, or business. As of December 31, 2019, the Company was in compliance with all covenants. The agreement provided that the Company would provide collateral if SMBC determined in consultation with the Company that additional collateral or guarantee would be necessary. Use of proceeds from the loan was restricted for certain specified purposes. The SMBC revolving line of credit was guaranteed by MegaChips.

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

The outstanding balance under the revolving line with MegaChips was repaid on December 12, 2019 upon maturity. During the year ended December 31, 2020, the Company closed its revolving line of credit with MegaChips. As of December 31, 2019, the Company was in compliance with all covenants.

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

9. Stock-based Compensation

SiTime Corporation 2019 Stock Incentive Plan

Upon completion of its IPO in November 2019, the Company adopted the SiTime Corporation 2019 Stock Incentive Plan (the “2019 Plan”), which initially reserved approximately 3.4 million shares of the Company’s common stock. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2019 Plan vest at the rate specified by the plan administrator, for restricted stock unit awards typically with quarterly vesting over four years. As of December 31, 2020, 0.3 million shares were still reserved for issuance.

The Company granted 3.0 million new time-based restricted stock awards in the year ended December 31, 2019 with quarterly vests primarily over two to five years. Activity of RSUs granted under the Plan is set forth below:

	RSU	Grant Date	CRSU	Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	per share	Shares	per share
Balance at December 31, 2018	—	—	—	—
Granted	3,012,399	13.00	—	—
Vested	(23,077)	13.00	—	—
Forfeited	-	—	—	—
Balance at December 31, 2019	2,989,322	13.00	—	—
Granted	682,517	53.42	11,844	48.62
Vested	(766,934)	15.46	(11,220)	49.37
Forfeited	(169,199)	13.72	—	—
Balance at December 31, 2020	2,735,706	22.35	624	35.05

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”) with target bonus amounts and performance goals for the second half of the fiscal year 2020 (the “2020 Goals”). The 2020 Goals are based on the achievement of revenue and Non-GAAP operating profit for the second half of 2020, as well as individual performance goals. The target bonuses were granted based on a fixed dollar amount to be settled in restricted stock units on the vesting date and hence the awards have been classified as liability-based awards. Such expense is included in the non-cash adjustment within stock-based compensation expense on the consolidated cash flow statement. The liability of $1.2 million was recorded as accrued expenses and other current liabilities in the consolidated balance sheet. Actual payouts ranged from 119% to 144% of target, based on performance.

In the year ended December 31, 2020, the Company granted cash based RSUs (the “CRSU”) as part of an employee bonus plan. Generally, such units are granted quarterly and fully vest at the end of the quarter they are granted except units granted to new hires that have a one-year cliff vesting. Such awards have also been classified as liability-based awards.

The fair value of shares vested during the year ended December 31, 2020 was $43.7 million of which $0.9 million related to CRSU. For the year ended December 31, 2020, the Company issued 657,201 shares of common stock in connection with the vesting of RSUs. The difference between the number of RSUs vested and the shares of common stock issued is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting.

Total stock-based compensation expense for employees recognized in the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Equity awards
Cost of revenue	$613	$36
Research and development	4,682	346
Selling, general and administrative	9,521	997
	$14,816	$1,379
Liability based awards - equity settled
Research and development	445	—
Selling, general and administrative	748	—
	$1,193	$—
Total stock-based compensation - equity settled	$16,009	$1,379

Liability based awards - cash settled
Cost of revenue	$264	$—
Research and development	415	—
Selling, general and administrative	278	—
Total stock-based compensation - cash settled	$957	$—
Total stock-based compensation expense	$16,966	$1,379

At December 31, 2020, there was $57.6 million and $0.6 million of unamortized compensation costs related to RSUs granted and liability-based awards. The unamortized compensation cost is expected to be recognized over a weighted average period of 3.80 years for equity awards and 0.44 years for liability-based awards.

10. Income Taxes

The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
United States	$(9,645)	$(6,485)
Foreign	274	(130)
	$(9,371)	$(6,615)

The components of income tax (expense) benefit were as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
United States	$(1)	$8
Foreign	—	—
	$(1)	$8

The material components of the deferred tax assets and liabilities consisted of net operating loss carry-forwards and tax credit carry-forwards.

	Years Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Accrual, write-down and other	$3,249	$2,469
Depreciation and amortization	257	76
Net operating loss and credits carry forwards	52,445	42,949
Total gross deferred tax assets	55,951	45,494
Valuation allowance	(55,951)	(45,494)
Total net deferred tax assets	$—	$—

The net valuation allowance decreased by $10.5 million for the year ended December 31, 2020.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
US Federal Rate	21.0%	21.0%
R&D Credits	-	(10.9)
Permanent differences and others	90.4	(18.3)
Change in valuation allowance	(111.4)	8.2
	0.0%	0.0%

The reported amount of income tax expense differs from an expected amount based on statutory rates primarily due to the Company’s valuation allowance.

As of December 31, 2020 and 2019, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2020 and 2019.

At December 31, 2020 and 2019, the Company has federal net operating loss carry-forwards of approximately $201.5 million and $156.5 million, respectively, and state net operating loss carry-forwards of approximately $64.0 million and $63.7 million, respectively. At December 31, 2020 and 2019, the Company has net operating loss carryforwards for foreign income tax purposes of approximately $2.2 million and $1.3 million, respectively. These federal, state, and foreign net operating loss carry-forwards will expire beginning in 2025, 2028, and 2028, respectively. Of the total federal net operating loss carryforward, $55.7 million will not expired as a result of the Tax Act.

At December 31, 2020 and 2019, the Company also has federal research and development tax credit carry-forwards of approximately $3.9 million and $3.9 million, respectively, and state research and development tax credit carry-forwards of approximately $3.6 million and $3.6 million, respectively. The federal tax credits begin to expire in 2025, and the California tax credits carry forward indefinitely.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“the Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2020 and 2019, the Company had $2.4 million and $2.2 million of total unrecognized tax benefits. The Company currently has a full valuation allowance against its net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to full valuation allowance of the Company’s deferred tax assets. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2020 and 2019, the Company had immaterial amounts related to the accrual of interest and penalties.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2020	2019
	(in thousands)
Beginning balance	$2,184	$2,198
Decrease in balance related to tax position taken during prior periods	—	(14)
Increase in balance related to tax position taken during the current period	252	—
Ending balance	$2,436	$2,184

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the years ended December 31, 2020 and 2019.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. Due to the Company’s net losses, its federal, state and local, and foreign tax returns since inception are subject to audit.

As of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are as follows:

Jurisdiction	Earliest Tax Year Subject to Examination
U.S. federal	2005
California State	2008
Michigan State	2019

11. 401(k) Plan

The Company has a 401(k) retirement plan that qualifies as a defined contribution plan. All employees are eligible to participate on the first day of the month following their hire date with the Company. Under the defined contribution plan, employees may contribute up to the lesser of 90% of their pre-tax salaries per year or the maximum contribution allowed under the Code. The Company may make discretionary matching contributions, if deferral contributions are made by the employees. The Company’s matching contributions for the years ended December 31, 2020 and 2019 resulted in expense of $0.6 million in each year.

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

The following table sets forth revenue by country, based on ship-to destinations, for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Year Ended
	December 31, 2020	December 31, 2019
	(in thousands)
Taiwan	$55,789	$39,060
Hong Kong	30,306	16,534
United States	8,522	5,677
Other	21,539	22,803
Total	$116,156	$84,074

The Company’s long-lived assets in the U.S. attributable to operations as of December 31, 2020 and 2019 were 97% of total property and equipment and intangible assets.

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

MegaChips is the largest stockholder of the Company and held approximately 43.7% and 66.8% of the Company’s outstanding common stock as of  December 31, 2020 and December 31, 2019, respectively.

In the year ended December 31, 2020, the Company entered into an asset purchase agreement with MegaChips Corporation. The Company recorded the equipment of $0.1 million on the consolidated balance sheet under “Property and equipment, net.”

In the year ended December 31, 2020 the Company entered into an equipment purchase agreement with MegaChips Taiwan Corporation, a wholly-owned subsidiary of MegaChips Corporation. The Company recorded the equipment of $0.1 million on the consolidated balance sheet under “Property and equipment, net.”

In the year ended December 31, 2020 the Company entered into a services and secondment agreement with MegaChips LSI USA Corporation, a wholly-owned subsidiary of MegaChips Corporation. The Company records the transactions as consulting expenses as part of its research and development expense on the consolidated statement of operations and comprehensive loss.

See Note 7, “Debt Obligations” for more information regarding the Company’s loan agreement with MegaChips.

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

Components of Consolidated Balance Sheets	December 31, 2020	December 31, 2019
	(in thousands)
MegaChips
Accounts receivable	$736	$1,073
Property and equipment, net	209	—
Accounts payable	—	220

Components of Statement of Operations and Comprehensive Loss	Year ended December 31,
	2020	2019
	(in thousands)
MegaChips
Sales through distribution agreement	$5,714	$5,071
License expense	148	158
Commission expense	228	202
Interest expense	—	94
Affiliates
Consulting fees	380	—

Components of Consolidated Cash Flows	Year Ended December 31,
	2020	2019
	(in thousands)
MegaChips
Cash paid for principal	$-	$3,000
Cash paid for equipment	209	—
Cash paid for interest	—	94
Cash paid for commissions	228	202
Cash paid for licenses	25	329
Consulting fees
Cash paid for consulting fees	380	—

UNAUDITED QUARTERLY FINANCIAL DATA

Fiscal Year 2020

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands except per share data)
Revenue	$40,274	$32,667	$21,473	$21,742
Gross profit	21,071	16,902	9,983	9,976
Total operating expenses	18,997	17,462	15,254	14,832
Income (loss) from operations	2,074	(560)	(5,271)	(4,856)
Net income (loss)	1,991	(667)	(5,603)	(5,093)
Net income (loss) per share, basic	0.12	(0.04)	(0.36)	(0.34)
Net income (loss) per share, diluted	0.10	(0.04)	(0.36)	(0.34)

Fiscal Year 2019

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands except per share data)
Revenue	$28,089	$25,325	$15,843	$14,817
Gross profit	13,448	12,147	6,374	7,589
Total operating expenses	12,418	10,647	11,355	10,011
Income (loss) from operations	1,030	1,500	(4,981)	(2,422)
Net income (loss)	633	1,079	(5,449)	(2,870)
Net income (loss) per share basic and diluted	0.05	0.11	(0.54)	(0.29)

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

Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financials reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Our board of directors amended the Independent Director Compensation Policy for non-employee directors in February 2021 to change the measurement period for the annual limitation on compensation under the policy to each calendar year to reduce the administrative burden and to sync the policy with the information reported for non-employee directors in our proxy statements for our annual meetings.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Election of Directors – Directors and Nominees” and “Election of Directors – Executive Officers, Directors and Director Nominees” in our definitive proxy statement to be filed with the SEC, in connection with our 2021 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated in this report by reference. Certain information required by this item concerning executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

We have a separately designated standing audit committee of our board of directors (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Raman K. Chitkara, Edward H. Frank, and Torsten G. Kreindl. All of such members meet the independence standards established by the Nasdaq listing rules for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our board of directors has determined that Mr. Chitkara qualifies as an “audit committee financial expert” within the meaning of such regulations. The Audit Committee financial report required by this item will be contained in our Proxy Statement under the caption “Report of the Audit Committee of the Board of Directors” and is hereby incorporated by reference.

Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under the caption “Director Nominations” under “Corporate Governance” in the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Executive Compensation” and “Corporate Governance – Non-Employee Director Compensation” in the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
1.	Financial Statements:

2.	Financial Statement Schedule (Valuation and Qualifying Accounts) for the years ended December 31, 2020 and 2019:

Schedule II—Valuation and Qualifying Accounts	96

3.	Exhibits:

The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

Exhibit Index

		Incorporation by Reference
Exhibit				Exhibit/Appendix		Filed
Number	Exhibit Description	Form	File Number	Reference	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of SiTime Corporation	8-K	001-39135	3.1	11/26/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39135	3.2	6/9/2020

4.1	Form of Common Stock Certificate of the Company	S-1	333-234305	4.1	10/23/2019

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1+	Form of Indemnification Agreement between the Company and its directors and officers					X

10.2+	2019 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder	S-1	333-234305	10.2	10/23/2019

10.3+	New Terms of Employment, dated October 21, 2014, between Rajesh Vashist and the Company	S-1	333-234305	10.3	10/23/2019

10.4+	Amendment to Terms of Employment Letter, dated June 14, 2016, between Rajesh Vashist and the Company	S-1	333-234305	10.4	10/23/2019

10.5+	Offer of Employment, dated September 24, 2019, between Arthur D. Chadwick and the Company	S-1	333-234305	10.5	10/23/2019

10.6+	Offer of Employment, dated January 27, 2018, between Lionel Bonnot and the Company	S-1	333-234305	10.6	10/23/2019

10.7+	New Terms of Employment, dated October 20, 2014, between Piyush B. Sevalia and the Company	S-1	333-234305	10.7	10/23/2019

10.8+	Change of Control and Severance Agreement, between the Company and Rajesh Vashist	S-1	333-234305	10.8	10/23/2019

10.9+	Form of Change of Control and Severance Agreement, between the Company and its Executives	S-1	333-234305	10.9	10/23/2019

10.10	Bank Transaction Agreement, dated August 31, 2015, between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd	S-1	333-234305	10.12	10/23/2019

10.11	Distribution Agreement, dated April 1, 2015, between the Company and MegaChips Corporation, and related Memorandums of Understanding dated April 1, 2015 and January 1, 2019	S-1	333-234305	10.15	10/23/2019

10.12	Integration and Purchase Agreement, dated March 15, 2019, between the Company and MegaChips Corporation	S-1	333-234305	10.16	10/23/2019

10.13	Lease, dated April 15, 2016, between the Company and Batton Associates, LLC	S-1	333-234305	10.17	10/23/2019

10.14*	License Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.18	10/23/2019

10.15*	Amended and Restated Manufacturing Agreement, dated February 23, 2017, between the Company and Robert Bosch LLC	S-1	333-234305	10.19	10/23/2019

10.16*	Amendment No. 1 to Amended and Restated Manufacturing Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.20	10/23/2019

10.17*	Services and Secondment Agreement dated January 1, 2020 by and among MegaChips LSI USA Corporation (formerly MegaChips Technology America Corporation) and SiTime Corporation	10-Q	001-39135	10.1	5/7/2020

10.18*	Asset purchase agreement dated February 20, 2020, by and among MegaChips Taiwan Corporation and SiTime Corporation	10-Q	001-39135	10.2	5/7/2020

10.19+	Offer of Employment, dated June 5, 2020, between Vincent P. Pangrazio and SiTime Corporation	8-K	001-39135	10.1	6/9/2020

10.20+	Executive Bonus and Retention Plan	10-Q	001-39135	10.2	8/6/2020

10.21*	Asset Purchase Agreement dated August 4, 2020, by and among MegaChips Corporation and SiTime Corporation	10-Q	001-39135	10.3	8/6/2020

10.22+	Offer of Employment dated November 16, 2020, between Fari Assaderaghi and SiTime Corporation					X

10.23+	Independent Director Compensation Policy					X

21.1	Subsidiaries of the Company					X

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

All references to documents filed as exhibits to periodic reports are to periodic reports of SiTime Corporation, SEC File No. 001-39135.

_____________

+Indicates a management contract or compensatory plan.

*	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.

#In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10‑K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Valuation and Qualifying Accounts
	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts	Deductions Credited to Expenses or Other Accounts	Balance at End of Period
	(in thousands)
Allowance for credit losses
Year Ended December 31, 2020	$129	$—	$(79)	$50
Year Ended December 31, 2019	$168	$—	$(39)	$129
Deferred tax valuation allowance
Year Ended December 31, 2020	$45,494	$10,457	$—	$55,951
Year Ended December 31, 2019	$45,496	$—	$(2)	$45,494

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiTime Corporation

Date: February 16, 2021	By:	/s/ Arthur D. Chadwick
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

Name	Title	Date

/s/ Rajesh Vashist	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2021
Rajesh Vashist

/s/ Arthur D. Chadwick	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2021
Arthur D. Chadwick

/s/ Raman K. Chitkara	Director	February 16, 2021
Raman K. Chitkara

/s/ Edward H. Frank	Director	February 16, 2021
Edward H. Frank

/s/ Torsten G. Kreindl	Director	February 16, 2021
Torsten G. Kreindl

/s/ Katherine E. Schuelke	Director	February 16, 2021
Katherine E. Schuelke

/s/ Akira Takata	Director	February 16, 2021
Akira Takata

/s/ Tom D. Yiu	Director	February 16, 2021
Tom D. Yiu