Form 10-Q
period 2021-03-31
SITIME Corp
filed 2021-05-05
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 1, 2021, the registrant had 18,839,738 shares of common stock, $0.0001 par value per share, outstanding.

i

RISK FACTOR SUMMARY

Our business is subject to numerous risks, as more fully described in Part II, Item 1A titled “Risk Factors.” You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement or execute our business strategy. In particular, risks associated with our business include, among others:

•

The impact and uncertainty related to the ongoing COVID-19 pandemic could adversely impact our business, results of operations and financial condition, as well as the businesses of our suppliers and customers;

•	A downturn in the worldwide economy may harm our business;
•

The third parties we rely upon for our raw materials, wafer fabrication and supply, assembly, packaging and testing may be unable to secure raw materials, reduce their resources available to us and our immediate suppliers, not meet satisfactory yields or quality, or increase pricing, which could harm our ability to ship our solutions to our customers on time and in the quantity required which could cause an unanticipated decline in our sales and loss of customers;

•

We currently depend on one end customer for a large portion of our revenue, the loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results;

•	If we are unable to expand or further diversify our customer base, our business, financial condition, and results of operations could suffer;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$256,952	$73,525
Accounts receivable, net	22,214	23,920
Related party accounts receivable	976	736
Inventories	14,980	12,350
Prepaid expenses and other current assets	2,577	2,649
Total current assets	297,699	113,180
Property and equipment, net	14,927	11,708
Intangible assets, net	2,558	2,069
Right-of-use assets, net	8,730	8,892
Other assets	162	162
Total assets	$324,076	$136,011
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$9,024	$6,182
Accrued expenses and other current liabilities	12,716	12,963
Total current liabilities	21,740	19,145
Lease liabilities	7,067	6,986
Total liabilities	28,807	26,131
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 18,840 and 17,150 shares issued and outstanding at March 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	362,228	173,274
Accumulated deficit	(66,961)	(63,396)
Total stockholders’ equity	295,269	109,880
Total liabilities and stockholders’ equity	$324,076	$136,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Revenue	$35,542	$21,742
Cost of revenue	16,725	11,766
Gross profit	18,817	9,976
Operating expenses:
Research and development	11,180	7,024
Selling, general and administrative	11,123	7,808
Total operating expenses	22,303	14,832
Loss from operations	(3,486)	(4,856)
Interest expense	—	(303)
Other (expense) income, net	(39)	68
Loss before income taxes	(3,525)	(5,091)
Income tax expense	(40)	(2)
Net loss	$(3,565)	$(5,093)
Net loss attributable to common stockholders and comprehensive loss	$(3,565)	$(5,093)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.34)
Weighted-average shares used to compute basic and diluted net loss per share	17,868	15,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	(in thousands)

Balances at December 31, 2020	17,150	$2	$173,274	$(63,396)	$109,880
Stock-based compensation expense	—	—	7,366	—	7,366
Net loss	—	—	—	(3,565)	(3,565)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,500	—	181,588	—	181,588
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	190	—	—	—	—
Balances at March 31, 2021	18,840	$2	$362,228	$(66,961)	$295,269

Balances at December 31, 2019	14,968	2	116,162	(54,024)	62,140
Stock-based compensation expense			2,755		2,755
Net loss				(5,093)	(5,093)
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	93	—	(1,788)		(1,788)
Balances at March 31, 2020	15,061	$2	$117,129	$(59,117)	$58,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,565)	$(5,093)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	1,617	1,964
Stock-based compensation expense	6,660	2,755
Changes in assets and liabilities:
Accounts receivable, net	1,706	1,839
Related party accounts receivable	(240)	508
Inventories	(2,630)	(2,433)
Prepaid expenses and other assets	72	2,410
Accounts payable	1,748	371
Accrued expenses and other liabilities	734	476
Lease liabilities	(27)	(762)
Net cash provided by operating activities	6,075	2,035
Cash flows from investing activities
Purchase of property and equipment	(3,866)	(1,138)
Cash paid for intangibles	(370)	(279)
Net cash used in investing activities	(4,236)	(1,417)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	181,928	—
Payments for offering costs	(340)	—
Tax withholding paid on behalf of employees for net share settlement	—	(1,788)
Proceeds from loans from financial institutions	—	12,000
Principal payments on loans to financial institutions	—	(3,000)
Net cash provided by financing activities	181,588	7,212
Net increase in cash and cash equivalents	183,427	7,830
Cash and cash equivalents
Beginning of period	73,525	63,418
End of period	$256,952	$71,248
Supplemental disclosure of cash flow information
Interest paid during the period	—	46
Income taxes paid	1	—
Supplemental disclosure of noncash flow information
Unpaid property and equipment	1,436	153
Right-of-use assets acquired under operating leases	322	300

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in SiTime Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The Company was a wholly-owned subsidiary of MegaChips Corporation (“MegaChips”), a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange, until the Company completed its initial public offering in November 2019.

On June 16, 2020, the Company completed a follow-on public offering, in which it issued and sold 1,525,000 shares of its common stock and MegaChips sold 2,500,000 of the Company’s common stock held by them, resulting in net proceeds to the Company of $45.8 million after deducting underwriting discounts and commissions of $2.7 million and deferred offering costs of $0.3 million.

On February 22, 2021, the Company completed an additional follow-on public offering, in which it issued and sold 1,500,000 shares of its common stock and MegaChips sold 1,500,000 of the Company’s common stock held by them, resulting in net proceeds to the Company of $181.6 million after deducting underwriting discounts and commissions of $8.6 million and deferred offering costs of $0.3 million.

MegaChips remains the largest stockholder of the Company and held approximately 31.8% of the Company’s outstanding common stock as of March 31, 2021.

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

The global health crisis caused by the COVID-19 pandemic has negatively impacted business activity across the globe and has impacted the Company's employees and operations.  The inputs into the Company’s judgments and estimates consider the economic implications of the COVID-19 pandemic, as the Company knows them, on the Company’s critical and significant accounting estimates.  The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain, including the future effects of the COVID-19 pandemic on its employees, customers, suppliers, results of operations, financial condition, or liquidity for the remainder of fiscal year 2021.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. There had been no changes to these accounting policies except for the recently adopted accounting guidance as discussed below.

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of this standard on January 1, 2021 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements Not Yet Adopted

None

Note 2. Net Loss (Income) Per Share

The following table summarizes the computation of basic and diluted net loss (income) per share attributable to common stockholder of the Company:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(3,565)	$(5,093)
Weighted-average shares outstanding	17,868	15,010
Weighted average shares used to compute basic and diluted net loss per share	17,868	15,010
Net loss attributable to common stockholders per share, basic and diluted	$(0.20)	$(0.34)

Note 3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term debt obligations, and other current liabilities, approximate their fair values due to their short maturities.

At March 31, 2021 and December 31, 2020, cash balances in bank checking and savings accounts of $106.9 million and $18.4 million, respectively, were valued using Level 1 of the fair value hierarchy. At March 31, 2021 and December 31, 2020, highly liquid money market funds of  $150.0 million and $55.1 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.

Note 4. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Accounts receivable, gross	$22,264	$23,970
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$22,214	$23,920

Inventories

Inventories consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Raw materials	$1,900	$435
Work in progress	11,210	10,184
Finished goods	1,870	1,731
Total inventories	$14,980	$12,350

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Advance to suppliers	$587	$853
Prepaid expenses	1,105	1,074
Other current assets	885	722
Total prepaid expenses and other current assets	$2,577	$2,649

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Lab and manufacturing equipment	$26,020	$21,958
Computer Equipment	1,199	1,121
Furniture and fixtures	249	237
Construction in progress	638	638
Leasehold improvements	4,293	4,134
	32,399	28,088
Accumulated depreciation	(17,472)	(16,380)
Total property and equipment, net	$14,927	$11,708

Depreciation expense related to property and equipment was $1.1 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Internal use software	$9,405	$9,377
Purchased intangibles	6,658	5,663
	16,063	15,040
Accumulated amortization	(13,505)	(12,971)
Intangible assets, net	$2,558	$2,069

Amortization expense for intangible assets was $0.5 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had $0.8  million of intangibles that were still in development stage and were not being amortized. The estimated aggregate future amortization expense for intangible assets in development stage and subject to amortization as of March 31, 2021 is summarized as below:

(in thousands)
2021 (remainder)	$1,172
2022	722
2023	316
2024	160
2025 and beyond	189
$2,558

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Accrued payroll and related benefits	$4,954	$5,362
Price adjustment and other revenue reserves	3,867	3,063
Short term lease liability	1,035	1,264
Other accrued expenses	2,860	3,274
Total accrued expenses and other current liabilities	$12,716	$12,963

Note 5. Leases

The Company leases real estate property under operating leases. The Company leases office space in Santa Clara, Michigan, Malaysia, Japan, Taiwan, the Netherlands, and Ukraine all under non-cancellable operating leases with various expiration dates through March 2027. The Company signed an amendment to its Santa Clara office space lease where the lessor paid the Company lease incentives of $0.4 million and extended the term of the lease by three months. The amendment was accounted as a single modified lease and the remaining payments were remeasured using an updated discount rate. The remaining lease terms vary from a few months to 6 years. For certain of its leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.

As of March 31, 2021, the Company did not have any leases that had not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of March 31, 2021:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Right-of-use assets	$8,730	$8,892
Lease liabilities included in accrued expenses and other current liabilities	1,035	1,264
Lease liabilities - non-current	7,067	6,986
Total operating lease liabilities	$8,102	$8,250
Weighted-average remaining lease term (years)	5.7	5.9
Weighted-average discount rate	4.5%	4.2%

The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating lease cost	$315	$417
Short-term lease cost	78	86
Variable lease cost	83	100
Total lease cost	$476	$603

Cash paid for operating lease liabilities was $0.4 million and $1.2 million, respectively for the three months ended March 31, 2021 and 2020.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of March 31, 2021:

(in thousands)
2021	$803
2022	1,723
2023	1,583
2024	1,548
2025	1,580
2026 and beyond	2,016
Total minimum lease payments	9,253
Less: amount of lease payments representing interest	(1,151)
Present value of future minimum lease payments	8,102
Less: current obligations under leases	(1,035)
Long-term lease liabilities	$7,067

Note 6. Stockholders’ Equity

On February 22, 2021, the Company completed a follow-on public offering, in which it issued and sold 1,500,000 shares of its common stock and MegaChips sold 1,500,000 of the Company’s common stock held by them at a price of $127 per share.

Equity Incentive Plans

The following table summarizes the restricted stock unit award (“RSU”) and cash restricted stock unit award (“CRSU”), activity for the three months ended March 31, 2021:

	RSU	Grant Date	CRSU	Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	per share	Shares	per share
Unvested at December 31, 2020	2,735,706	$22.4	624	$35.1
Granted	190,838	107.1	3,025	111.9
Vested	(189,460)	22.8	(3,405)	101.7
Forfeited	(13,840)	13.0	—	—
Unvested at March 31, 2021	2,723,244	$28.2	244	$58.4

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”) with target bonus amounts and performance goals for the second half of the fiscal year 2020 (the “2020 Goals”). In January 2021, the Compensation Committee approved target bonus amounts and performance goals for the first half of the fiscal year 2021 (the “1H2021 Goals”). The 2020 Goals and 1H2021 Goals are based on the achievement of revenue and Non-GAAP operating profit for the second half of 2020 and first half of 2021, respectively, as well as individual performance goals. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.5 million for 1H2021 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet. Actual payouts for 2020 Goals ranged from 119% to 144% of target, based on performance.

In the three months ended March 31, 2021, the Company granted CRSUs as part of an employee bonus plan. Generally, such units are granted quarterly and fully vest at the end of the quarter they are granted except units granted to new hires that have a one-year cliff vesting. Such awards have also been classified as liability-based awards.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
Equity awards	(in thousands)
Cost of revenue	$384	$56
Research and development	2,456	942
Selling, general and administrative	3,335	1,757
	$6,175	$2,755

Liability-based awards - equity settled
Cost of revenue	$17	$—
Research and development	204	—
Selling, general and administrative	264	—
	$485	$—
Total stock-based compensation - equity settled	$6,660	$2,755

Liability-based awards - cash settled
Cost of revenue	$102	$—
Research and development	106	—
Selling, general and administrative	108	—
Total stock-based compensation - cash settled	$316	$—
Total stock-based compensation expense	$6,976	$2,755

As of March 31, 2021, there was $70.2 million and $0.9 million of unrecognized compensation costs related to RSUs granted and liability-based awards granted, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.7 years for equity awards and 0.4 years for liability-based awards.

Note 7. Income Taxes

The quarterly provision for income taxes is based on applying the estimated annual effective tax rate to the year to date pre-tax income (loss), plus any discrete items. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items.

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Loss before income taxes	$(3,525)	$(5,091)
Provision for income tax	(40)	(2)
Effective tax rate	1.1%	0%

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits and the tax impact of non-deductible expenses, existence of full valuation allowance on its deferred tax assets, and other permanent differences between loss before income taxes and taxable loss.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company had $2.6  million and $2.4 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2021 and 2020, the Company had immaterial amounts related to the accrual of interest and penalties.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Taiwan	$16,492	$9,830
Hong Kong	11,434	4,443
United States	1,234	1,802
Other	6,382	5,667
Total	$35,542	$21,742

The Company’s long-lived assets in the U.S. attributable to operations as of March 31, 2021 and December 31, 2020 were 95% and 97%, respectively, of total property and equipment, intangible assets and right-of-use assets.

Revenue from sales to three of the Company's distributors accounted for 34%, 14%, and 14% of its consolidated revenues for the three months ended March 31, 2021. Revenue from sales to one end customer accounted for 37% for the three months ended March 31, 2021. Our end customers predominantly purchase our products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended March 31, 2021.

Revenue from sales to three of the Company's distributors accounted for 24%, 20%, and 13% of its consolidated revenues for the three months ended March 31, 2020. Revenue from sales to one end customer accounted for 34% for the three ended March 31, 2020. Our end customers predominantly purchase our products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended March 31, 2020.

Note 9. Debt Obligations

On August 31, 2015, the Company entered into a bank transaction agreement with The Bank of Tokyo-Mitsubishi (“MUFG”). The credit facility was cancelled. when the Company paid down its outstanding loans with MUFG. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings.

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

In March 2019, VTT Technical Research Centre of Finland, Ltd. ("VTT") filed suit in the United States District Court for the Northern District of California alleging infringement by the Company of a patent relating to specific combinations of features set forth in U.S. Patent No. 8,558,643. The complaint sought unspecified monetary damages and injunctive relief. On January 22, 2020, the Company participated in a mediation that had been ordered by the Court.  The case was not resolved at the mediation. A Markman Hearing was held on May 15, 2020 relating to a number of different disputed claim terms, and on July 9, 2020 the Court issued a Markman Order relating to those disputed claim terms.  Among its determinations, the Court found that one of the disputed claim terms was indefinite, as well as any claim that had this claim term in it.  On July 17, 2020, the Court issued a judgment finding all claims of U.S. Patent No. 8,558,643 invalid, based upon its Markman Order.  VTT filed a Notice of Appeal of the Court's judgment with the US Court of Appeals for the Federal Circuit (“CAFC”) and filed its opening brief on November 19, 2020 and the Company filed its response brief on January 28, 2021. VTT filed its reply on March 4, 2021. The CAFC has scheduled an oral hearing to occur on June 9,2021. We have not accrued for a loss contingency relating to such matter as the potential loss is currently neither probable nor reasonably estimable.

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

Note 11. Related Party Transactions

The Company entered into an agreement with MegaChips, whereby the Company appointed MegaChips as the exclusive sales representative of its products in Japan. The Company sells products through MegaChips to distributors, resellers, or direct customers in Japan. The Company pays MegaChips a fixed percentage of the revenue as sales commission, which is recorded as commission expense and included in sales and marketing in the consolidated statements of operations and comprehensive loss. The Company has also entered into a service and secondment agreement with MegaChips LSI USA Corporation, a wholly owned subsidiary of MegaChips.

MegaChips is the largest stockholder of the Company and held approximately 31.8%  and 43.7% of the Company’s outstanding common stock as of March 31, 2021 and December 31, 2020, respectively.

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
MegaChips
Accounts receivable	$976	$736
Property and equipment, net	—	209

	Three Months Ended March 31,
	2021	2020
	(in thousands)
MegaChips
Sales through distribution agreement	$1,855	$1,146
License expense	—	68
Commission expense	77	47
Affiliates
Consulting fees	87	117

	Three Months Ended March 31,
	2021	2020
	(in thousands)
MegaChips
Cash paid for commissions	$77	$47
Cash paid for licenses	—	17
Affiliates
Cash paid for consulting fees	87	117

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

We commenced commercial shipments of our first oscillator products in 2006. Substantially all of our revenue to date has been derived from sales of oscillator systems across our target end markets. We intend to focus on clock IC and timing sync solutions in the future. We seek to aggressively expand our presence in these two markets.

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

We were acquired by MegaChips in 2014 and were a wholly-owned subsidiary of MegaChips, a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange, until November 25, 2019. On November 25, 2019, we completed the initial public offering of shares of our common stock. On June 16, 2020, we completed a follow-on public offering, in which we issued and sold 1,525,000 shares of our common stock and MegaChips sold 2,500,000 shares of our common stock held by them. On February 22, 2021, we completed an additional follow-on public offering, in which we issued and sold 1,500,000 shares of our common stock and MegaChips sold 1,500,000 shares of our common stock held by them. MegaChips continues to be our largest stockholder and held approximately 31.8% of our common stock as of March 31, 2021.

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

Impact of COVID-19 on our Business

The future impact of the ongoing COVID-19 pandemic on our business remains unknown. In an effort to protect the health and safety of our employees, we took proactive actions and adopted social distancing policies at our locations around the world, including requiring employees to work from home (“WFH”), reducing the number of people in our sites at any one time, and suspending employee travel. In an effort to contain the COVID-19 pandemic or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents in their homes or places of residence, and practice social distancing. In addition, the United States and other countries in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that restrict business operations and travel and require individuals to WFH, which has impacted all aspects of our business, as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations.

We anticipate the global health crisis caused by the COVID-19 pandemic will continue to impact business activity across the globe and will continue to impact our business, employees and operations for the foreseeable future. We believe that the COVID-19 pandemic could cause delay and disruption in the manufacture, shipment, and sales of, and overall demand for, our products. In addition, we believe the production capabilities of our suppliers has been, and may continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. For example, on March 16, 2020, the government of Malaysia announced measures to restrict movement in that country to suppress the number of COVID-19 cases, which have been extended currently until August 2021. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country. Any delay or disruption in the manufacture, shipment and sales of, or overall demand for, our products in turn may negatively and materially impact our operating and financial results, including revenue, gross margins, operating margins, cash flows and other operating results. Further, the resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could result in continued disruption to us, our suppliers, and/or our customers. To date, we have experienced minimal impact from any supplier disruption. The duration and full magnitude of the COVID-19 pandemic’s impact on credit and financial markets is also unknown, which creates uncertainty as to the financial condition of our distributors or customers. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may also experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.

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

There remains a high degree of uncertainty in the global business environment given the impact of the COVID-19 pandemic which creates challenges with visibility beyond the near term.  We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, operations, and prospects, or on our financial results for remainder of fiscal 2021 or beyond.  For additional discussion, please see Part II, Item 1A Risk Factors of this report.

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

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentage)
Revenue	$35,542	$21,742	$13,800	63%

Revenue increased by $13.8 million, or 63%, for the three months ended March 31, 2021 compared to the same period in the prior year. The increase was primarily related to 9% higher volume of shipments year over year and an increase of 15% in average selling price of our products (“ASPs”). The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at new and existing customers. The ASP increase was related to change in mix of the products we shipped and increase in selling prices for certain customers. We expect our revenue to fluctuate in the future primarily based on the volume of shipments and ASP changes. We may not be able to sustain our ASP increases in the future at this current rate.

For the three months ended March 31, 2021, sales attributable to our largest end customer accounted for 37% of our revenue. Our end customers predominantly purchase our products from distributors. For the three months ended March 31, 2021, our top three distributors by revenue together accounted for approximately 62% of our revenue. Revenue attributable to our largest ten end customers accounted for 60% of our revenue for the three months ended March 31, 2021.

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

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentage)
Cost of Revenue	$16,725	$11,766	$4,959	42%
Gross Profit	18,817	9,976	8,841	89%
Gross Margin	53%	46%

Gross profit increased by $8.8 million in the three months ended March 31, 2021 compared to the same period in the prior year. Gross profit increased a net $9.8 million mainly from higher sales volume and an increase in ASPs of our products.  This increase was offset by higher other manufacturing and overhead costs of $1.0 million of which $0.4 million was related to higher stock-based compensation expense.

Gross margin was higher by 7% in the three months ended March 31, 2021 when compared to the same period in the prior year. The gross margin increased by 5% from higher sales volume and an increase in ASPs. There was additonal 2% improvement in our other manufacturing costs as it decreased as a percentage of revenue.

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

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentage)
Operating Expenses:
Research and development	$11,180	$7,024	$4,156	59%
Selling, general and administrative	11,123	7,808	3,315	42%
Total operating expenses	$22,303	$14,832	$7,471	50%

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

Research and development expense increased by $4.2 million, or 59%, for the three months ended March 31, 2021 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $1.8 million, higher personnel costs of $1.4 million due to increased headcount, and higher project expenses.

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

Selling, general and administrative expense increased by $3.3 million, or 42%, for the three months ended March 31, 2021 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $2.0 million and higher personnel costs of $1.3 million largely related to increased headcount.

Other Expense (Income)

Other expense (income) consists primarily of interest expense on our outstanding debt, interest income on our cash balances, foreign exchange gains and losses, and asset dispositions. See Note 9 to our condensed consolidated financial statements under Item 1 for more information about our debt.

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentage)
Interest Expense	$—	$303	$(303)	(100%)
Other expense (income), net	39	(68)	107	(157%)
Total other expense	$39	$235	$(196)	(83%)

Other expense decreased $0.2 million for three months ended March 31, 2021 compared to the same period in the prior year, primarily as a result of interest expense savings paying down of all our outstanding loans under our credit facilities.

Income Tax Expense

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

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentage)
Income tax expense	$(40)	$(2)	$(38)	1900%

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $257.0 million and $73.5 million, respectively. Our principal use of cash is to fund our operations to support growth.

In June 2020, we completed a follow-on public offering of our shares, resulting in net proceeds to us of $45.8 million after deducting underwriting discounts and commissions and deferred offering costs. We used the funds obtained to pay down all our outstanding debt. In February 2021, we completed an additional follow-on public offering of our shares, resulting in net proceeds to us of $181.6 million after deducting underwriting discounts and commissions and deferred offering costs.

The Company canceled its $50.0 million credit facility with MUFG. We believe that our existing cash and cash equivalents will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot provide any assurance that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$6,075	$2,035
Net cash used in investing activities	(4,236)	(1,417)
Net cash provided by financing activities	181,588	7,212
Net increase in cash and cash equivalents	$183,427	$7,830

Operating Activities

In the three months ended March 31, 2021, net cash provided by operating activities of $6.1 million was primarily due to a net loss of $3.6 million offset by non-cash expenses of $8.3 million and a change in operating assets and liabilities of $1.4 million. Non-cash expenses were mainly related to depreciation and amortization and stock-based compensation expense. Operating assets and liabilities increased primarily due to higher accounts payable due to timing of payments and higher accounts receivables due to timing of shipments partially offset by an increase in inventories as we managed our inventory levels.

In the three months ended March 31, 2020, net cash provided by operating activities of $2.0 million was primarily due to a net loss of $5.1 million offset by non-cash expenses of $4.7 million and a change in operating assets and liabilities of $2.4 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense, and non-cash operating lease costs. Operating assets and liabilities increased primarily due to by lower prepaid expenses and other current assets related to advance payments to suppliers for inventory, higher accrued expenses and other liabilities due to timing of payments and lower accounts receivables and related party receivables due to timing of shipments and collections partially offset by an increase in inventories as we managed our inventory levels and lower lease liabilities due to timing of payments.

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

In the three months ended March 31, 2021, cash used in investing activities was $4.2 million. We paid $3.9 million largely to purchase test and other manufacturing equipment to support the increase in demand of our products and other property and equipment for general business purposes.

In the three months ended March 31, 2020, cash used in investing activities was approximately $1.4 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes.

Financing Activities

Cash provided by financing activities includes proceeds from borrowings under our credit facilities and proceeds from issuance of shares.

In the three months ended March 31, 2021, net cash provided by financing activities was $181.6 million, consisting of proceeds from issuance of shares of $190.5 million net of underwriting commissions and discounts of $8.6 million and deferred offering costs of $0.3 million.

In the three months ended March 31, 2020 cash used in financing activities was $7.2 million, consisting of borrowings of $12.0 million offset by repayments of $3.0 million under our short-term revolving line of credit and $1.8 million payment of tax withholdings paid on behalf of employees for net share settlement at the time of vesting.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP.  The preparation of these financial statements and accompanying disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) inventory; (3) stock-based compensation; (4) accounting for income taxes and (5) segment reporting. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments, and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021.

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

Interest Rate Risk

We had cash and cash equivalents of $257.0 million and $73.5 million as of March 31, 2021 and December 31, 2020, respectively, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The Company paid down all of its debt in 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effects of the ongoing COVID-19 pandemic on our business are evolving and difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy and it is unclear how long the pandemic will continue to do so. To combat the spread of COVID-19, the United States and other foreign countries in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that restrict business operations and travel and require individuals to work from home (“WFH”), which has impacted all aspects of our business as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations. The continuation of WFH and other restrictions for an extended period of time may negatively impact our productivity, product development, operations, sales and support, business and financial results. Among other things, the continued COVID-19 pandemic may result in:

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

As a result of the COVID pandemic, we believe we have experienced some delay and disruption in the manufacture, shipment, and sales of our products. In addition, we believe the production capabilities of our suppliers has been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. Further, as WFH orders terminate and individuals return to work in offices, we may experience a reduction in demand for certain of our products that are incorporated in our customers’ products that experienced higher demand as a result of the increase in WFH during the COVID pandemic. The continued disruption in the manufacture, shipment and sales of our products may negatively and materially impact our operating and financial operating results, including revenue, gross margins, operating margins, cash flows and other operating results. The resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could occur resulting in continued disruption to us, our suppliers, and/or our customers. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition in the future.

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

We depend on third parties for our wafer fabrication, assembly, packaging and testing operations, which exposes us to certain risks that may harm our business.

We operate an outsourced manufacturing business model. As a result, we rely on third parties for all of our manufacturing operations, including wafer fabrication, assembly, packaging and testing. Although we use multiple third-party supplier sources, we depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost, and manufacturing quality. The manufacturing processes of our third-party suppliers for our products require specialized technology that requires certain raw materials. Except for our agreement with Bosch for MEMS wafers, we do not have any long-term supply agreements with any of our other manufacturing suppliers. These third-party manufacturers often serve customers that are larger than us or require a greater portion of their services, which may decrease our relative importance and negotiating leverage with these third parties.

If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. This agreement expires in 2027 and may be terminated with three years’ advance notice beginning in February 2024. We currently rely on Bosch for our MEMS fabrication, and TSMC for our analog circuits fabrication, and any disruption in their supply of wafers or any increases in their wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. There is currently a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, which may limit our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.

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

We currently rely on Advanced Semiconductor Engineering, Inc. (“ASE”), Carsem (M) Sdn. Bhd. (“Carsem”), and United Test and Assembly Center Ltd. (“UTAC”) for assembly and testing, as well as Daishinku Corp. (“Daishinku”) and UTAC for ceramic packaging for some of our products. Certain of our manufacturing, packaging, assembly, and testing facilities are located outside of the United States, including Malaysia, Taiwan, and Thailand, where we are subject to increased risk of political and economic instability, difficulties in managing operations, difficulties in enforcing contracts and our intellectual property, severe weather, and employment and labor difficulties. Additionally, public health crises, such as an outbreak of contagious diseases like the COVID-19 pandemic, may affect the production capabilities of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or work-from-home orders. For example, on March 16, 2020, the government of Malaysia announced measures to restrict movement in that country in an effort to suppress the number of COVID-19 cases. The restrictions have been extended several times. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country.

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

If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships and loss of customers. In addition, the inability of our customers or their contract manufacturers to obtain sufficient supplies of third-party components used with our products could result in a decline in the demand of our products and a loss of sales.

We currently depend on one end customer for a large portion of our revenue. The loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results.

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 37% and 34% of our revenue for the three months ended March 31, 2021 and 2020, respectively. Revenue attributable to this end customer decreased in absolute dollars and as a percentage of revenue from 2019 to 2020 and increased in absolute dollars and as a percentage of revenue from three months ended March 31, 2020 to 2021. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors and resellers, who in turn sell to our end customers. For the three months ended March 31, 2021 and 2020, our top three distributors by revenue together accounted for approximately 62%, and 57% of our revenue, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 60%, and 55% of our revenue in the three months ended March 31, 2021 and 2020, respectively. Sales attributable to our largest end customer accounted for approximately 37% and 34%, respectively of our revenue for the three months ended March 31, 2021 and 2020, respectively. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our silicon timing systems solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

Because we do not have long-term purchase commitments with our customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes us to inventory risk, and may cause our business and results of operations to suffer.

We sell our products primarily through distributors and resellers, with no long-term or minimum purchase commitments from them or their end customers. Substantially all of our sales to date have been made on a purchase order basis, which orders may be cancelled, changed, or rescheduled with little or no notice or penalty. As a result, our revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of our customers, including our larger customers. In the future, our distributors or their end customers may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited or no notice, or may decide not to continue to purchase our silicon timing systems solutions at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition, and results of operations. Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose us to the risks of inventory shortages or excess inventory. As we no longer intend to acquire inventory to pre-build custom products, we may not be able to fulfill increased demand in the short term. Any of the foregoing events could materially and adversely affect our business, financial condition, and results of operations.

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

As of March 31, 2021, and December 31, 2020, we had an accumulated deficit of $67.0 million and $63.4 million, respectively. We generated net losses of $3.6 million and $5.1 million in the three months ended March 31, 2021 and 2020, respectively. We may continue to incur net losses in the future.

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

Our target markets include the enterprise and telecommunications infrastructure, automotive, industrial, IoT and mobile, and aerospace and defense markets. Substantially all of our revenue for the three months ended March 31, 2021 and 2020 was derived from sales in the IoT and mobile, industrial, and consumer markets. In 2017, we began introducing products for the automotive market. In addition, within the timing market, substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We intend to focus on clock IC and timing sync solutions in the future. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

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

Our recent revenue should not be considered indicative of our future performance. For the three months ended March 31, 2021 and 2020, our revenue was $35.5 million and $21.7 million, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, and challenges and our failure to capitalize on growth opportunities.

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

We provide a lifetime warranty on our products and generally agree to indemnify our customers for defects in our products or failure of our products to meet our product specifications. We may be subject to warranty or product liability claims. These claims may require us to make significant expenditures to defend those claims, replace our solutions, refund payments, or pay damage awards. This risk is exacerbated by the lifetime warranty of our products, which exposes us to warranty claims for the entire product lifecycle.

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

Defects in our products or failures to meet product specifications could harm our relationships with our customers and damage our reputation.

Our products must meet demanding specifications for quality, performance, and reliability. Defects in our products or failure of our products to meet required product specifications may cause our customers to be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers and adversely impact our reputation. The process of identifying a defective or potentially defective product in systems that have been widely distributed may be lengthy and require significant resources. Further, if we are unable to determine the root cause of a problem or find an appropriate solution, we may delay shipment to customers. As a result, we may incur significant replacement costs and contract damage claims from our customers, and our reputation, business, financial condition, and results of operations may be adversely affected.

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

The global semiconductor market in general, and the timing IC market in particular, is highly competitive. We expect competition to increase and intensify as additional companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, financial condition, and results of operations. Our competitors range from large, international companies offering a wide range of semiconductor and quartz products to smaller companies, including start-ups, specializing in narrow market verticals. In the MEMS-based oscillator market, we primarily compete against Microchip Technology Inc. (“MCHP”) through their acquisition of Micrel, Incorporated. In the MEMS-based resonator market, we primarily compete against Murata Manufacturing Co., Ltd. In the analog mixed-signal IC and clocking market, we primarily compete against Renesas Electronics Corporation (through their acquisition of Integrated Device Technology, Inc.), Silicon Laboratories Inc., Texas Instruments Incorporated, Micrel, (which is owned by MCHP), and Analog Devices, Inc. In the oscillator market, we primarily compete against quartz crystal suppliers such as Rakon Limited, Daishinku Corporation, Nihon Dempa Kogyo Co., Ltd., TXC Corporation, Seiko Epson Corporation, Kyocera Corporation and Vectron International (which is owned by MCHP), as well as semiconductor suppliers such as Silicon Laboratories Inc. In the Aerospace-defense market for oscillators, we also typically complete against, small, specialized companies that offer quartz-based solutions for various applications. We expect competition in our current markets to increase in the future as existing competitors improve or expand their technology and product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.

Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support, and other resources, are more established than we are and have significantly better brand recognition and broader product offerings. This in turn may enable them to better withstand adverse economic or market conditions, such as those caused by the current COVID-19 pandemic, in the future and significantly reduce their pricing so as to compete against us. Our ability to compete successfully will depend on a number of factors, including:

•	our ability to define, design, and regularly introduce new products that anticipate the functionality and integration needs of our customers’ next-generation products and applications;
•	our ability to build strong and long-lasting relationships with our customers and other industry participants;
•	our ability to capitalize on, and prevent losses due to, vertical integration by significant customers;

•	our solutions’ performance and cost-effectiveness relative to those of competing products;
•	our ability to achieve design wins;
•	the effectiveness and success of our customers’ products utilizing our solutions within their competitive end markets;
•	our research and development capabilities to provide innovative solutions and maintain our product roadmap;
•	the strength of our sales and marketing efforts, including those of our distributors, and our brand awareness and reputation;
•	our ability to secure capacity with our foundry and assembly partners to manufacture and assemble our products;
•	our ability to deliver products in volume on a timely basis at competitive prices;
•	our ability to withstand or respond to significant price competition;
•	our ability to build and expand international operations in a cost-effective manner;
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

Our competitors may also establish cooperative relationships among themselves or with third-parties or may acquire companies that provide similar products to ours. As a result, new competitors or alliances may emerge that could capture significant market share. Additionally, timing suppliers, especially resonator suppliers, may engage directly with our customers to help the customer build timing products, and eliminate the need for an external timing supplier in some of their applications. Any of these factors, alone or in combination with others, could harm our business, financial condition, and results of operations and result in a loss of market share and an increase in pricing pressure.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for doubtful accounts. However, the extent of the COVID-19 pandemic’s impact on credit and financial markets is unknown, which creates uncertainty as to the financial condition of our distributors and customers. Based on our review of our customers annually and as of March 31, 2021, substantially all of which are large distributors, resellers, OEMs, and system manufacturers, we had a $0.1 million and $0.1 million for doubtful accounts as of March 31, 2021 and December 31, 2020, respectively. If our doubtful accounts, however, were to exceed our current or future allowance for doubtful accounts, our business, financial condition, and results of operations would be adversely affected.

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

We cancelled our $50.0 million revolving line of credit with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“MUFG”) in July 2020 when we paid down all our loans outstanding. We may seek, or be required to seek, additional or alternative sources of debt financing, in lieu of such cancelled credit facilities. Any required additional financing may not be available on terms acceptable to us, or at all. Further, we may not have the leverage to negotiate terms favorable to us under these arrangements, including with MUFG, as we are no longer a wholly-owned subsidiary of MegaChips. We do not expect MegaChips to provide guarantees of our indebtedness in the future, which may make it more difficult or expensive to borrow funds in the future. In addition, the terms of any financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, it could harm our liquidity position and we may have to scale back our operations or limit our production activities, which in turn would harm our business, operating results, and financial condition.

A portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, and Ukraine and work with third-party contractors in Russia. We also conduct marketing and administrative functions in the United States, China, Taiwan, and Ukraine. In addition, members of our sales force are located in the United States, China, India, France, Taiwan, and Ukraine. In addition, approximately 97% and 93% of our revenue for the three months ended March 31, 2021 and 2020, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S., based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially and adversely affected. Beginning in July 2018, the U.S. Trade Representative imposed tariffs on products from China. If the existing tariffs are increased, new tariffs are imposed, or there is a court or governmental agency determination that exposes additional products to the tariffs, we may be required to raise our prices on those products, which may further result in a loss of customers and harm our operating performance. The prior U.S. administration imposed new or additional tariffs on Chinese products with short notice and China then imposed certain retaliatory tariffs. It is uncertain the current U.S. administration may further alter trade agreements and terms between China and the United States, including limiting trade with China and imposing additional tariffs on imports from China. If our products become subject to tariffs or other retaliatory trade measures, it could materially and adversely affect our business and operating results. In the event that these or future tariffs are imposed on imports of our products, or that China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business could adversely affect our results of operations.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could impair the ability of our customers to cost-effectively purchase or integrate our solutions into their product offerings, which may materially affect the demand for our solutions and cause these customers to reduce their orders, which in turn would adversely affect our revenue and business. If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located in Malaysia, the Netherlands, Taiwan, Japan, France and Ukraine, and we have engineering consultants in Russia. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

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

We are subject to state and federal laws and regulations related to privacy, data use, and security. In addition, in recent years, there has been a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues. From time to time, Congress has considered, and may do so again, legislation establishing requirements for data security and response to data breaches that, if implemented, could affect us by increasing our costs of doing business. In addition, several states have enacted privacy or security breach legislation requiring varying levels of consumer notification in the event of a security breach. For example, California passed the California Consumer Privacy Act (“CCPA”), which enhances consumer protection and privacy rights by granting consumers resident in California new rights with respect to the collection of their personal data and imposing new operational requirements on businesses, and went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Several other states are considering similar legislation.

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

As of December 31, 2020, we had U.S. federal and state net operating loss (“NOL”), carryforwards of approximately $201.5 million and $64.0 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal NOL carryforwards begin to expire in 2025 and the state NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards begin to expire in 2025 and the state research and development tax credit carryforwards carry forward indefinitely. These net operating loss and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change occurred in 2014 and concluded that it had no impact on U.S. federal and California net operating losses or on U.S. federal research and development credits. Our initial public offering in November 2019 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards.  We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income.

Risks Related to Intellectual Property

Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of March 31, 2021, we had 78 issued U.S. patents, expiring generally between 2026 and 2039 and 31 pending U.S. patent applications (including two provisional applications). We also had one foreign issued patent expiring in 2039 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

The semiconductor industry in which we operate is characterized by companies that hold patents and other intellectual property rights and vigorously pursue, protect, and enforce intellectual property rights. From time to time, third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. For example, in March 2019, VTT Technical Research Centre of Finland, Ltd. filed suit in the United States District Court for the Northern District of California alleging infringement by us of a patent. While the District Court ruled in our favor, VTT has filed an appeal with the U.S. Court of Appeals for the Federal Circuit (“CAFC”). The CAFC has scheduled an oral hearing to occur on June 9, 2021. We have not accrued for a loss contingency relating to this matter. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales, and divert the efforts of our management and other personnel. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products, expend significant resources to develop alternative technology, or discontinue the use of processes requiring the relevant technology. For more information regarding this matter, see Note 10 in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

MegaChips owns 6,000,000 shares of our common stock, representing approximately 31.8% of our outstanding common stock as of March 31, 2021. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, to be able to elect members of our board of directors, and could replace our entire board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporate (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 9, 2020).

4.1	Form of Common Stock Certificate of the Company ((incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305) (the “S-1”)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

10.1 10.2

Independent Director Compensation Policy (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

Letter Agreement dated April 1, 2021, between the Company and Christine Heckart (incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE 104	XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

SiTime Corporation

Date: May 5, 2021	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer