Form 10-Q
period 2021-06-30
SITIME Corp
filed 2021-08-05
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 1, 2021, the registrant had 19,060,787 shares of common stock, $0.0001 par value per share, outstanding.

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

•	Defects in our products could harm our relationships with our customers and damage our reputation;
•	We are subject to the cyclical nature of the semiconductor industry;
•	We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations;
•	We may seek, or be required to seek debt financing in the immediate or near term;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$253,538	$73,525
Accounts receivable, net	25,270	23,920
Related party accounts receivable	2,411	736
Inventories	18,494	12,350
Prepaid expenses and other current assets	2,844	2,649
Total current assets	302,557	113,180
Property and equipment, net	20,772	11,708
Intangible assets, net	2,475	2,069
Right-of-use assets, net	8,417	8,892
Other assets	162	162
Total assets	$334,383	$136,011
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$9,932	$6,182
Accrued expenses and other current liabilities	13,807	12,963
Total current liabilities	23,739	19,145
Lease liabilities	6,718	6,986
Total liabilities	30,457	26,131
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 19,061 and 17,150 shares issued and outstanding at June 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	368,862	173,274
Accumulated deficit	(64,938)	(63,396)
Total stockholders’ equity	303,926	109,880
Total liabilities and stockholders’ equity	$334,383	$136,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Revenue	$44,496	$21,473	$80,038	$43,215
Cost of revenue	17,669	11,490	34,393	23,256
Gross profit	26,827	9,983	45,645	19,959
Operating expenses:
Research and development	12,067	7,398	23,247	14,422
Selling, general and administrative	12,686	7,856	23,809	15,664
Total operating expenses	24,753	15,254	47,056	30,086
Income (loss) from operations	2,074	(5,271)	(1,411)	(10,127)
Interest expense	—	(313)	—	(616)
Other income (expense), net	(28)	(20)	(68)	48
Income (loss) before income taxes	2,046	(5,604)	(1,479)	(10,695)
Income tax (expense) benefit	(23)	1	(63)	(1)
Net income (loss)	$2,023	$(5,603)	$(1,542)	$(10,696)
Net income (loss) attributable to common stockholders and comprehensive loss	$2,023	$(5,603)	$(1,542)	$(10,696)
Net income (loss) per share attributable to common stockholders, basic	$0.11	$(0.36)	$(0.08)	$(0.70)
Net income (loss) per share attributable to common stockholders, diluted	$0.10	$(0.36)	$(0.08)	$(0.70)
Weighted-average shares used to compute basic net income (loss) per share	18,942	15,371	18,408	15,191
Weighted-average shares used to compute diluted net income (loss) per share	20,893	15,371	18,408	15,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	(in thousands)
Balances at March 31, 2021	18,840	$2	$362,228	$(66,961)	$295,269
Stock-based compensation expense	—	—	6,634	—	6,634
Net income	—	—	—	2,023	2,023
Issuance of shares upon vesting of restricted stock units	221	—	—	—	—
Balances at June 30, 2021	19,061	$2	$368,862	$(64,938)	$303,926

Balances at March 31, 2020	15,061	2	117,129	(59,117)	58,014
Stock-based compensation expense	—	—	3,076	—	3,076
Net loss	—	—	—	(5,603)	(5,603)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,525	—	45,789		45,789
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	130	—	(1,707)		(1,707)
Balances at June 30, 2020	16,716	$2	$164,287	$(64,720)	$99,569

Balances at December 31, 2020	17,150	$2	$173,274	$(63,396)	$109,880
Stock-based compensation expense	—	—	14,000	—	14,000
Net loss	—	—	—	(1,542)	(1,542)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,500	—	181,588	—	181,588
Issuance of shares upon vesting of restricted stock units	411	—	—	—	—
Balances at June 30, 2021	19,061	$2	$368,862	$(64,938)	$303,926

Balances at December 31, 2019	14,968	2	116,162	(54,024)	62,140
Stock-based compensation expense	—	—	5,831		5,831
Net loss	—	—	—	(10,696)	(10,696)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,525	—	45,789	—	45,789
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	223	—	(3,495)	—	(3,495)
Balances at June 30, 2020	16,716	$2	$164,287	$(64,720)	$99,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,542)	$(10,696)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	3,544	3,696
Stock-based compensation expense	14,149	5,831
Impairment of internal-use software	—	173
Changes in assets and liabilities:
Accounts receivable, net	(1,350)	4,658
Related party accounts receivable	(1,675)	492
Inventories	(6,143)	(3,054)
Prepaid expenses and other assets	47	4,019
Accounts payable	2,448	491
Accrued expenses and other liabilities	912	758
Lease liabilities	—	(713)
Net cash provided by operating activities	10,390	5,655
Cash flows from investing activities
Purchase of property and equipment	(11,388)	(1,675)
Cash paid for intangibles	(577)	(1,206)
Net cash used in investing activities	(11,965)	(2,881)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	181,928	46,116
Payments for offering costs	(340)	(327)
Tax withholding paid on behalf of employees for net share settlement	—	(3,495)
Proceeds from loans from financial institutions	—	35,000
Principal payments on loans to financial institutions	—	(41,000)
Net cash provided by financing activities	181,588	36,294
Net increase in cash and cash equivalents	180,013	39,068
Cash and cash equivalents
Beginning of period	73,525	63,418
End of period	$253,538	$102,486
Supplemental disclosure of cash flow information
Interest paid during the period	—	604
Income taxes paid	1	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	1,644	1,279
Right-of-use assets acquired under operating leases	238	300

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

MegaChips remains the largest stockholder of the Company and held approximately 31.5% of the Company’s outstanding common stock as of June 30, 2021.

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

There are no new accounting pronouncements that are pending to be adopted by the Company.

Note 2. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net loss (income) per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$2,023	$(5,603)	$(1,542)	$(10,696)
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	18,942	15,371	18,408	15,191
Dilutive effect of employee equity incentive plans	1,951	—	—	—
Weighted average shares used to compute diluted net income (loss) per share	20,893	15,371	18,408	15,191
Net income (loss) attributable to common stockholders per share, basic	$0.11	$(0.36)	$(0.08)	$(0.70)
Net income (loss) attributable to common stockholders per share, diluted	$0.10	$(0.36)	$(0.08)	$(0.70)

Note 3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term debt obligations, and other current liabilities, approximate their fair values due to their short maturities.

At June 30, 2021 and December 31, 2020, cash balances in bank checking and savings accounts of $53.4 million and $18.4 million, respectively, were valued using Level 1 of the fair value hierarchy. At June 30, 2021 and December 31, 2020, highly liquid money market funds of  $200.1 million and $55.1 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.

Note 4. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Accounts receivable, gross	$25,320	$23,970
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$25,270	$23,920

Inventories

Inventories consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Raw materials	$1,619	$435
Work in progress	13,567	10,184
Finished goods	3,308	1,731
Total inventories	$18,494	$12,350

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Advance to suppliers	$339	$853
Prepaid expenses	1,700	1,074
Other current assets	805	722
Total prepaid expenses and other current assets	$2,844	$2,649

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Lab and manufacturing equipment	$32,024	$21,958
Computer Equipment	1,494	1,121
Furniture and fixtures	292	237
Construction in progress	638	638
Leasehold improvements	4,783	4,134
	39,231	28,088
Accumulated depreciation	(18,459)	(16,380)
Total property and equipment, net	$20,772	$11,708

Depreciation expense related to property and equipment was $1.4 million, $2.5 million, $0.8 million, and $1.7 million for the three and six months ended June 30, 2021 and 2020, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	June 30, 2021			December 31, 2020
	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Internal use software	$9,434	$(8,504)	$930	$9,377	$(8,312)	$1,065
Purchased intangibles	7,067	(5,522)	1,545	5,663	(4,659)	1,004
Intangible assets	$16,501	$(14,026)	$2,475	$15,040	$(12,971)	$2,069

Amortization expense for intangible assets was $0.5 million, $1.0 million, $0.9 million, and $2.0 million for the three and six months ended June 30, 2021 and 2020, respectively. In the three and six months ended June 30, 2020, the Company recorded impairment charges of $0.2 million related to cost of software that was in process of development for internal use.

As of June 30, 2021, the Company had $0.8  million of intangibles that were still in development stage and were not being amortized. The estimated aggregate future amortization expense for intangible assets in development stage and subject to amortization as of June 30, 2021 is summarized as below:

(in thousands)
2021 (remainder)	$759
2022	816
2023	479
2024	196
2025 and beyond	224
$2,475

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Accrued payroll and related benefits	$5,142	$5,362
Price adjustment and other revenue reserves	3,850	3,063
Short term lease liability	1,086	1,264
Other accrued expenses	3,729	3,274
Total accrued expenses and other current liabilities	$13,807	$12,963

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

As of June 30, 2021, the Company did not have any leases that had not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of June 30, 2021:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Right-of-use assets	$8,417	$8,892
Lease liabilities included in accrued expenses and other current liabilities	1,086	1,264
Lease liabilities - non-current	6,718	6,986
Total operating lease liabilities	$7,804	$8,250
Weighted-average remaining lease term (years)	5.5	5.9
Weighted-average discount rate	4.6%	4.2%

The table below presents certain information related to the lease costs for operating leases for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$567	$426	$882	$851
Short-term lease cost	86	80	164	165
Variable lease cost	82	56	165	156
Total lease cost	$735	$562	$1,211	$1,172

Cash paid for operating lease liabilities was $0.4 million, $0.4 million, $0.8 million, and $1.6 million, respectively, for the three and six months ended June 30, 2021 and 2020.

Operating Lease Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of June 30, 2021:

(in thousands)
2021	$395
2022	1,739
2023	1,585
2024	1,548
2025	1,580
2026 and beyond	2,019
Total minimum lease payments	8,866
Less: amount of lease payments representing interest	(1,062)
Present value of future minimum lease payments	7,804
Less: current obligations under leases	(1,086)
Long-term lease liabilities	$6,718

Note 6. Stockholders’ Equity

On February 22, 2021, the Company completed a follow-on public offering, in which it issued and sold 1,500,000 shares of its common stock and MegaChips sold 1,500,000 of the Company’s common stock held by them at a price of $127 per share.

Equity Incentive Plans

The following table summarizes the restricted stock unit award (“RSU”) and cash restricted stock unit award (“CRSU”), activity for the three and six months ended June 30, 2021:

	RSU	Grant Date	CRSU	Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	per share	Shares	per share
Unvested at December 31, 2020	2,735,706	$22.4	624	$35.1
Granted	190,838	107.1	3,025	111.9
Vested	(189,460)	22.8	(3,405)	101.7
Forfeited	(13,840)	13.0	—	—
Unvested at March 31, 2021	2,723,244	$28.2	244	$58.4
Granted	103,063	100.5	—	—
Vested	(221,049)	23.1	—	—
Forfeited	(49,880)	29.6	(244)	58.4
Unvested at June 30, 2021	2,555,378	$31.5	—	$-

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”) with target bonus amounts and performance goals for the second half of the fiscal year 2020 (the “2020 Goals”). In January 2021, the Compensation Committee approved target bonus amounts and performance goals for the first half of the fiscal year 2021 (the “1H2021 Goals”) and in July 2021 the Compensation Committee approved target bonus amounts and performance goals for the second half of the fiscal year 2021 (the “2H2021 Goals”). The 2020 Goals, the 1H2021 Goals and the 2H2021 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $1.3 million for 1H2021 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet. Actual payouts for 2020 Goals ranged from 119% to 144% of target, and for 1H2021 Goals ranged from 76% to 141% of target, based on performance.

In the six months ended June 30, 2021, the Company granted CRSUs as part of an employee bonus plan. The Company ended such program effective April 1, 2021. Generally, such units were granted quarterly and fully vested at the end of the quarter they were granted except units granted to new hires that had a one-year cliff vesting. Such awards have also been classified as liability-based awards.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity awards	(in thousands)
Cost of revenue	$428	$30	$812	$86
Research and development	2,531	974	4,987	1,916
Selling, general and administrative	3,675	2,072	7,010	3,829
	$6,634	$3,076	$12,809	$5,831

Liability-based awards - equity settled
Cost of revenue	$33	$—	$50	$—
Research and development	328	—	532	—
Selling, general and administrative	494	—	758	—
	$855	$—	$1,340	$—
Total stock-based compensation - equity settled	$7,489	$3,076	$14,149	$5,831

Liability-based awards - cash settled
Cost of revenue	$—	$40	$102	$40
Research and development	37	98	143	98
Selling, general and administrative	—	54	108	54
Total stock-based compensation - cash settled	$37	$192	$353	$192
Total stock-based compensation expense	$7,526	$3,268	$14,502	$6,023

As of June 30, 2021, there was $72.6 million and $0.5 million of unrecognized compensation costs related to RSUs granted and liability-based awards granted, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.5 years for equity awards and 0.4 years for liability-based awards.

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

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Income (loss) before income taxes	$2,046	$(5,604)	$(1,479)	$(10,695)
Provision for (benefit) from income tax	(23)	1	(63)	(1)
Effective tax rate	1.1%	0%	4.3%	0%

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits and the tax impact of non-deductible expenses, existence of full valuation allowance on its deferred tax assets, and other permanent differences between income (loss) before income taxes and taxable income (loss).

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company had $2.4  million and $2.4 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2021 and 2020, the Company had immaterial amounts related to the accrual of interest and penalties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Taiwan	$12,009	$8,143	$28,501	$17,973
Hong Kong	17,557	5,878	28,991	10,321
United States	2,808	1,873	4,042	3,675
Other	12,122	5,579	18,504	11,246
Total	$44,496	$21,473	$80,038	$43,215

The Company’s long-lived assets in the U.S. attributable to operations as of June 30, 2021 and December 31, 2020 were 96% and 97%, respectively, of total property and equipment, intangible assets and right-of-use assets.

Revenue from sales to three of the Company's distributors accounted for 16%, 16%, and 13% of its consolidated revenues for the three months ended June 30, 2021. Revenue from sales to three of the Company's distributors accounted for 24%, 15% and 14% of its consolidated revenues for the six months ended June 30, 2021. Revenue from sales to one end customer through a distributor accounted for 15% and 25% for the three and six months ended June 30, 2021. Our end customers predominantly purchase our products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three and six months ended June 30, 2021.

Revenue from sales to three of the Company's distributors accounted for 21%, 15%, and 14% of its consolidated revenues for the three months ended June 30, 2020. Revenue from sales to three of the Company's distributors accounted for 23%, 18% and 14% of its consolidated revenues for the six months ended June 30, 2020. Revenue from sales to one end customer through a distributor accounted for 26% and 30% for the three and six months ended June 30, 2020. Our end customers predominantly purchase our products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended June 30, 2020.

Note 9. Debt Obligations

On August 31, 2015, the Company entered into a bank transaction agreement with The Bank of Tokyo-Mitsubishi (“MUFG”). The credit facility was cancelled when the Company paid down its outstanding loans. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings.

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

In March 2019, VTT Technical Research Centre of Finland, Ltd. ("VTT") filed suit in the United States District Court for the Northern District of California (“the Court”) alleging infringement by the Company of a patent relating to specific combinations of features set forth in U.S. Patent No. 8,558,643. The complaint sought unspecified monetary damages and injunctive relief. On January 22, 2020, the Company participated in a mediation that had been ordered by the Court.  The case was not resolved at the mediation. A

Markman Hearing was held on May 15, 2020 relating to a number of different disputed claim terms, and on July 9, 2020 the Court issued a Markman Order relating to those disputed claim terms.  Among its determinations, the Court found that one of the disputed claim terms was indefinite, as well as any claim that had this claim term in it.  On July 17, 2020, the Court issued a judgment finding all claims of U.S. Patent No. 8,558,643 invalid, based upon its Markman Order.  VTT filed a Notice of Appeal of the Court's judgment with the US Court of Appeals for the Federal Circuit (“CAFC”) and filed its opening brief on November 19, 2020 and the Company filed its response brief on January 28, 2021. VTT filed its reply on March 4, 2021. On June 9, 2021, a hearing was held at the CAFC and on June 10, 2021 the CAFC affirmed the Court’s judgment.

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

MegaChips is the largest stockholder of the Company and held approximately 31.5%  and 43.7% of the Company’s outstanding common stock as of June 30, 2021 and December 31, 2020, respectively.

In May 2021, the Company signed a consulting agreement with Akira Takata, a member of the Board of Directors of the Company. As a consultant, Mr. Takata will provide sales consulting services through December 31, 2021, for which he will receive monthly cash fees of $5,000, reimbursement of expenses, and an equity award of 500 RSUs that vest on November 20, 2021.

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

	As of
Balances	June 30, 2021	December 31, 2020
	(in thousands)
MegaChips
Accounts receivable	$2,411	$736
Property and equipment, net	—	209

	Three Months Ended June 30,		Six Months Ended June 30,
Transactions	2021	2020	2021	2020
	(in thousands)
MegaChips
Sales through distribution agreement	$4,415	$1,584	$6,270	$2,730
License expense	—	80	—	148
Commission expense	184	65	261	112
Affiliates
Consulting fees	38	58	125	175

	Three Months Ended June 30,		Six Months Ended June 30,
Payments	2021	2020	2021	2020
	(in thousands)		(in thousands)
MegaChips
Cash paid for commissions	$184	$65	$261	$112
Cash paid for licenses	—	8	—	25
Affiliates
Cash paid for consulting fees	38	58	125	175

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

We were acquired by MegaChips in 2014 and were a wholly-owned subsidiary of MegaChips, a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange, until November 25, 2019. On November 25, 2019, we completed the initial public offering of shares of our common stock. On June 16, 2020, we completed a follow-on public offering, in which we issued and sold 1,525,000 shares of our common stock and MegaChips sold 2,500,000 shares of our common stock held by them. On February 22, 2021, we completed an additional follow-on public offering, in which we issued and sold 1,500,000 shares of our common stock and MegaChips sold 1,500,000 shares of our common stock held by them. MegaChips continues to be our largest stockholder and held approximately 31.5% of our common stock as of June 30, 2021.

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

Impact of COVID-19 on our Business

The future impact of the ongoing COVID-19 pandemic on our business remains unknown. In an effort to protect the health and safety of our employees, we took proactive actions and adopted social distancing policies at our locations around the world, including requiring employees to work from home (“WFH”) in certain locations, reducing the number of people in certain of our sites at any one time, and limiting employee travel. In an effort to contain the COVID-19 pandemic or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents in their homes or places of residence, and practice social distancing. In addition, the United States and other countries in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that restrict business operations and travel and require individuals to WFH, which has impacted all aspects of our business, as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations. The current and future spread of COVID-19 variants may cause the reinstatement of one or more of these measures.

We anticipate the global health crisis caused by the COVID-19 pandemic will continue to impact business activity across the globe and will continue to impact our business, employees and operations for the foreseeable future. We believe that the COVID-19 pandemic could cause delay and disruption in the manufacture, shipment, and sales of, and overall demand for, our products. In addition, we believe the production capabilities of our suppliers has been, and may continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. For example, in March 2020, the government of Malaysia announced measures to restrict movement in that country to suppress the number of COVID-19 cases, which have been extended currently until August 2021. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country. Any delay or disruption in the manufacture, shipment and sales of, or overall demand for, our products in turn may negatively and materially impact our operating and financial results, including revenue, gross margins, operating margins, cash flows and other operating results. Further, the resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could result in continued disruption to us, our suppliers, and/or our customers. To date, we have experienced minimal impact from any supplier disruption. The duration and full magnitude of the COVID-19 pandemic’s impact on credit and financial markets is also unknown, which creates uncertainty as to the financial condition of our distributors or customers. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may also experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands except percentage)
Revenue	$44,496	$21,473	$23,023	107%	$80,038	$43,215	$36,823	85%

Revenue increased  by $23.0  million, or 107% , for the three months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily related to 66% higher volume of shipments year over year and an increase of 25% in average selling price (“ASPs”) of our products. The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at new and existing customers. The ASP increase was related to change in mix of the products we shipped and increase in selling prices for certain customers.

Revenue increased by $36.8 million, or 85%, for the six months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily related to 53% higher volume of shipments year over year and an increase of 21% in ASPs. The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at new and existing customers. The ASP increase was related to change in mix of the products we shipped and increase in selling prices for certain customers.

We expect our revenue to fluctuate in the future primarily based on the volume of shipments and ASP changes. We may not be able to sustain our ASP increases in the future at this current rate.

For the three and six months ended June 30, 2021 and 2020, sales attributable to our largest end customer accounted for 15%, 25%, 26%, and 30%, respectively, of our revenue. Our end customers predominantly purchase our products from distributors. For the three and six months ended June 30, 2021 and 2020, our top three distributors by revenue together accounted for approximately 46%, 53%, 51%, and 54%, respectively, of our revenue. Revenue attributable to our largest ten end customers accounted for 47%, 51%, 50% and 51%, respectively, of our revenue for the three and six months ended June 30, 2021 and 2020.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$17,669	$11,490	$6,179	54%	$34,393	$23,256	$11,137	48%
Gross Profit	26,827	9,983	16,844	169%	45,645	19,959	25,686	129%
Gross Margin	60%	46%			57%	46%

Gross profit increased by $16.8 million in the three months ended June 30, 2021 compared to the same period in the prior year. Gross profit increased a net $18.4 million mainly from higher sales volume and an increase in ASPs of our products.  This increase was offset by higher other manufacturing and overhead costs of $1.6 million of which $0.4 million was related to higher stock-based compensation expense.

Gross profit increased by $25.7 million in the six months ended June 30, 2021 compared to the same period in the prior year. Gross profit increased a net $28.2 million mainly from higher sales volume and an increase in ASPs of our products.  This increase was offset by higher other manufacturing and overhead costs of $2.5 million of which $0.8 million was related to higher stock-based compensation expense.

Gross margin was higher by 14% in the three months ended June 30, 2021 when compared to the same period in the prior year. The gross margin increased by 10% from higher sales volume and an increase in ASPs. There was additonal 4% improvement in our other manufacturing costs as it decreased as a percentage of revenue.

Gross margin was higher by 11% in the six months ended June 30, 2021 when compared to the same period in the prior year. The gross margin increased by 8% from higher sales volume and an increase in ASPs. There was additonal 3% improvement in our other manufacturing costs as it decreased as a percentage of revenue.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$12,067	$7,398	$4,669	63%	$23,247	$14,422	$8,825	61%
Selling, general and administrative	12,686	7,856	4,830	61%	23,809	15,664	8,145	52%
Total operating expenses	$24,753	$15,254	$9,499	62%	$47,056	$30,086	$16,970	56%

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

Research and development expense increased  by $4.7 million, or 63%, for the three months ended June 30, 2021 compared to the same period in the prior year, primarily due to higher personnel costs of $1.9 million due to increased headcount, an increase in stock-based compensation expense of $1.8 million, and higher project expenses.

Research and development expense increased by $8.8 million, or 61%, for the six months ended June 30, 2021 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $3.6 million, higher personnel costs of $3.1 million due to increased headcount, and higher project expenses.

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

Selling, general and administrative expense increased by $4.8 million, or 61%, for the three months ended June 30, 2021 compared to the same period in the prior year, primarily due to higher personnel costs of $1.9 million related to increased headcount and commissions and higher stock-based compensation expense of $1.9 million.

Selling, general and administrative expense increased by $8.1 million, or 52%, for the six months ended June 30, 2021 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $3.9 million, higher personnel costs of $2.1 million largely related to increased headcount and higher commission expenses of $1.5 million due to increased revenue.

Other Expense (Income)

Other expense (income) consists primarily of interest expense on our outstanding debt, interest income on our cash balances, foreign exchange gains and losses, and asset dispositions. See Note 9 to our condensed consolidated financial statements under Item 1 for more information about our debt.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands except percentage)				(in thousands except percentage)
Interest Expense	$—	$313	$(313)	(100%)	$—	$616	$(616)	(100%)
Other expense (income), net	28	20	8	40%	68	(48)	116	(242%)
Total other expense	$28	$333	$(305)	(92%)	$68	$568	$(500)	(88%)

Other expense decreased $0.3 million and $0.5 million for three and six months ended June 30, 2021 compared to the same period in the prior year, primarily as a result of interest expense savings from paying down of all our outstanding loans under our credit facilities.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands except percentage)				(in thousands except percentage)
Income tax (expense) benefit	$(23)	$1	$(24)	n/a	$(63)	$(1)	$(62)	6200%

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $253.5 million and $73.5 million, respectively. Our principal use of cash is to fund our operations to support growth.

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

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$10,390	$5,655
Net cash used in investing activities	(11,965)	(2,881)
Net cash provided by financing activities	181,588	36,294
Net increase in cash and cash equivalents	$180,013	$39,068

Operating Activities

In the six months ended June 30, 2021, net cash provided by operating activities of $10.4 million was primarily due to a net loss of $1.5 million and net increase in operating assets and liabilities of $5.8 million offset by non-cash expenses of $17.7 million. Non-cash expenses were mainly related to depreciation and amortization and stock-based compensation expense. Operating assets and liabilities increased primarily due to higher accounts payable due to timing of payments and higher accounts receivables due to timing of shipments partially offset by an increase in inventories as we managed our inventory levels for increased demand.

In the six months ended June 30, 2020, net cash provided by operating activities of $5.7 million was primarily due to a net loss of $10.7 million offset by non-cash expenses of $9.7 million and a change in operating assets and liabilities of $6.7 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense, and non-cash operating lease costs. Operating assets and liabilities increased primarily due to lower accounts receivables and related party receivables due to timing of shipments and collections, lower prepaid expenses and other current assets related to advance payments to suppliers for inventory and higher accrued expenses and other liabilities due to timing of payments partially offset by an increase in inventories as we managed our inventory levels.

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

In the six months ended June 30, 2021, net cash used in investing activities was $12.0 million. We paid $11.4 million largely to purchase test and other manufacturing equipment to support the increase in demand of our products and other property and equipment for general business purposes.

In the six months ended June 30, 2020, net cash used in investing activities was approximately $2.9 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes.

Financing Activities

Cash provided by financing activities includes proceeds from borrowings under our credit facilities and proceeds from issuance of shares.

In the six months ended June 30, 2021, net cash provided by financing activities was $181.6 million, consisting of proceeds from issuance of shares of $190.5 million net of underwriting commissions and discounts of $8.6 million and deferred offering costs of $0.3 million.

In the six months ended June 30, 2020 net cash provided by financing activities was $36.3 million, consisting of proceeds from issuance of shares of $45.8 million net of underwriting commissions and discounts of $2.7 million and deferred offering costs of $0.3 million and borrowings of $35.0 million offset by repayments of $41.0 million under our short-term revolving line of credit and $3.5 million payment of tax withholdings paid on behalf of employees for net share settlement at the time of vesting.

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

Interest Rate Risk

We had cash and cash equivalents of $253.5 million and $73.5 million as of June 30, 2021 and December 31, 2020, respectively, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The Company paid down all of its debt in 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the COVID pandemic, we believe we have experienced some delay and disruption in the manufacture, shipment, and sales of our products. In addition, we believe the production capabilities of our suppliers has been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. Further, as WFH orders terminate and individuals return to work in offices, we may experience a reduction in demand for certain of our products that are incorporated in our customers’ products that experienced higher demand as a result of the increase in WFH during the COVID pandemic. The continued disruption in the manufacture, shipment and sales of our products may negatively and materially impact our operating results. The resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could occur resulting in continued disruption to us, our suppliers, and/or our customers. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition in the future.

A downturn in the worldwide economy may harm our business.

The COVID-19 pandemic could cause an extended downturn in the worldwide economy, which would likely result in reduced demand for our products and our customers’ products. Reduced demand for our products could result in significant decreases in sales and margins. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Adverse economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, a downturn in the worldwide economy could have a material adverse effect on our business, results of operations, or financial condition.

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

If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. This agreement expires in 2027 and may be terminated with three years’ advance notice beginning in February 2024. We currently rely on Bosch for our MEMS fabrication, and TSMC for our analog circuits fabrication, and any disruption in their supply of wafers or any increases in their wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. There are currently a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, which has limited and may continue to limit our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.

To ensure continued wafer supply, we may be required to establish alternative wafer supply sources, which could require significant expenditures and limit our negotiating leverage. We currently rely on Bosch and TSMC as our primary foundries and suppliers for our MEMS timing devices and analog circuits, respectively, and only a few foundry vendors have the capability to manufacture our most advanced solutions, in particular with respect to our MEMS solution. If we engage alternative supply sources we may incur additional costs and encounter difficulties and/or delays in qualifying the supply sources. For example, we have a license agreement with Bosch under which Bosch granted us a license to use certain patents. Under this agreement, we are required to pay a royalty fee to Bosch if we engage third parties to manufacture, or if we decide to manufacture ourselves, certain generations of our MEMS wafers through March 31, 2024. In addition, shipments could be significantly delayed while these sources are qualified for volume production. If we are unable to maintain our relationship with Bosch or TSMC, our ability to produce high-quality products could suffer, which in turn could harm our business, financial condition, and results of operations.

We currently rely on Advanced Semiconductor Engineering, Inc. (“ASE”), Carsem (M) Sdn. Bhd. (“Carsem”), and United Test and Assembly Center Ltd. (“UTAC”) for assembly and testing, as well as Daishinku Corp. (“Daishinku”) and UTAC for ceramic packaging for some of our products. Certain of our manufacturing, packaging, assembly, and testing facilities are located outside of the United States, including Malaysia, Taiwan, and Thailand, where we are subject to increased risk of political and economic instability, difficulties in managing operations, difficulties in enforcing contracts and our intellectual property, severe weather, and employment and labor difficulties. Additionally, public health crises, such as an outbreak of contagious diseases like the COVID-19 pandemic, may affect the production capabilities of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or work-from-home orders. For example, in March 2020, the government of Malaysia announced measures to restrict movement in that country in an effort to suppress the number of COVID-19 cases. The restrictions have been extended several times. Restrictions like these could limit our suppliers’ ability to operate their manufacturing facilities.

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

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 15%, 25%, 26% and 30% of our revenue for the three and six months ended June 30, 2021 and 2020, respectively. Revenue attributable to this end customer decreased in absolute dollars and as a percentage of revenue from 2019 to 2020 and increased in absolute dollars but decreased as a percentage of revenue from three and six months ended June 30, 2020 to 2021. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors and resellers, who in turn sell to our end customers. For the three and six months ended June 30, 2021 and 2020, our top three distributors by revenue together accounted for approximately 46%, 53%, 51%, and 54% of our revenue, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 47%, 51%, 50%, and 51% of our revenue in the three and six months ended June 30, 2021 and 2020, respectively. Sales attributable to our largest end customer accounted for approximately 15%, 25%, 26%, and 30%, respectively of our revenue for the three and six months ended June 30, 2021 and 2020, respectively. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our silicon timing systems solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. We expect our revenue to fluctuate in the future primarily based on the volume of shipments of our products and ASP changes. We may not be able to sustain our ASP increases in the future. Factors relating to our business that may contribute to fluctuations in our operating results include the following factors, as well as other factors described elsewhere in this report:

•	the impact of the COVID-19 pandemic on our business, suppliers, and customers;
•	customer demand and product life cycles;
•	the receipt, reduction, or cancellation of, or changes in the forecasts or timing of, orders by customers;
•	fluctuations in the levels of inventories held by our distributors or end customers;
•	the gain or loss of significant customers;
•	supply chain disruptions, delays, shortages, and capacity limitations as a result of the COVID-19 pandemic or other reasons;
•	market acceptance of our products and our customers’ products;
•	our ability to develop, introduce, and market new products and technologies on a timely basis;
•	the timing and extent of product development costs;
•	new product announcements and introductions by us or our competitors;
•	our research and development costs and related new product expenditures and our ability to achieve cost reductions in a timely or predictable manner;
•	seasonality and fluctuations in sales by product manufacturers that incorporate our silicon timing systems solutions into their products;

•	end-market demand into which we have limited insight, including cyclicality, seasonality, and the competitive landscape;
•	cyclical fluctuations in the semiconductor market;
•	fluctuations in our manufacturing yields;
•	significant warranty claims, including those not covered by our suppliers; and
•	changes in our pricing, product cost, and product mix.

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

As of June 30, 2021, and December 31, 2020, we had an accumulated deficit of $64.9 million and $63.4 million, respectively. We generated net losses of $1.5 million and $5.1 million in the six months ended June 30, 2021 and 2020, respectively. We may continue to incur net losses in the future.

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

Our target markets include the enterprise and telecommunications infrastructure, automotive, industrial, IoT and mobile, and aerospace and defense markets. Substantially all of our revenue for the three and six months ended June 30, 2021 and 2020 was derived from sales in the IoT and mobile, industrial, and consumer markets. In 2017, we began introducing products for the automotive market. In addition, within the timing market, substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We intend to focus on clock IC and timing sync solutions in the future. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

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

Our recent revenue should not be considered indicative of our future performance. For the three and six months ended June 30, 2021 and 2020, our revenue was $44.5 million, $80.0 million, $21.5 million, and $43.2 million, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, and challenges and our failure to capitalize on growth opportunities.

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

Our silicon timing systems solutions have only been incorporated into end products since 2008. Accordingly, the operation of our products and technology has not been validated over longer periods. If a customer’s product fails in use, the customer may incur significant monetary damages, including a product recall or associated replacement expenses as well as lost revenue. The customer may claim that a defect in our product caused the product failure and assert a claim against us to recover monetary damages. In certain situations, circumstances might warrant that we consider incurring the costs or expenses related to a recall of one of our products in order to avoid the potential claims that may be raised should a customer reasonably rely upon our product and suffer a failure due to a design or manufacturing process defect. In addition, the cost of defending these claims and satisfying any arbitration award or judgment with respect to these claims would result in unexpected expenses, which could be substantial, and could harm our business, financial condition, and results of operations. Although we carry product liability insurance, this insurance is subject to significant deductibles and may not adequately cover our costs arising from defects in our products or otherwise.

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

The global semiconductor market in general, and the timing IC market in particular, is highly competitive. We expect competition to increase and intensify as additional companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, financial condition, and results of operations. Our competitors range from large, international companies offering a wide range of semiconductor and quartz products to smaller companies, including start-ups, specializing in narrow market verticals. In the MEMS-based oscillator market, we primarily compete against Microchip Technology Inc. (“MCHP”) through their acquisition of Micrel, Incorporated. In the MEMS-based resonator market, we primarily compete against Murata Manufacturing Co., Ltd. In the analog mixed-signal IC and clocking market, we primarily compete against Renesas Electronics Corporation (through their acquisition of Integrated Device Technology, Inc.), Skyworks Solutions Inc., Texas Instruments Incorporated, Micrel, (which is owned by MCHP), and Analog Devices, Inc. In the oscillator market, we primarily compete against quartz crystal suppliers such as Rakon Limited, Daishinku Corporation, Nihon Dempa Kogyo Co., Ltd., TXC Corporation, Seiko Epson Corporation, Kyocera Corporation and Vectron International (which is owned by MCHP), as well as semiconductor suppliers such as Skyworks Solutions Inc. In the Aerospace-defense market for oscillators, we also typically complete against, small, specialized companies that offer quartz-based solutions for various applications. We expect competition in our current markets to increase in the future as existing competitors improve or expand their technology and product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.

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

Raw material price fluctuations have in the past and may in the future increase the cost of our products, impact our ability to meet customer commitments, and may adversely affect our results of operations.

The cost of raw materials is a key element in the cost of our products. Our inability to offset material price inflation through increased prices to customers, suppliers, productivity actions, or through commodity hedges could adversely affect our results of operations. Many major components, product equipment items, and raw materials, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our inability to fill our supply needs would jeopardize our ability to ship our solutions to our customers on time and in the quantity required, which could, in turn, result in reduced sales and profits, and damage to our customer relationships.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for doubtful accounts. However, the extent of the COVID-19 pandemic’s impact on credit and financial markets is unknown, which creates uncertainty as to the financial condition of our distributors and customers. Based on our review of our customers annually and as of June 30, 2021, substantially all of which are large distributors, resellers, OEMs, and system manufacturers, we had a $0.1 million and $0.1 million for doubtful accounts as of June 30, 2021 and December 31, 2020, respectively. If our doubtful accounts, however, were to exceed our current or future allowance for doubtful accounts, our business, financial condition, and results of operations would be adversely affected.

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

We may seek, or be required to seek, debt financing in the immediate or near term.

We may seek, or be required to seek, debt financing. Any required financing may not be available on terms acceptable to us, or at all.  The terms of any financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If financing is not available when required or is not available on acceptable terms, it could harm our liquidity position and we may have to scale back our operations or limit our production activities, which in turn would harm our business, operating results, and financial condition.

A portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, and Ukraine and work with third-party contractors in Russia. We also conduct marketing and administrative functions in the United States, Japan, China, Taiwan, and Ukraine. In addition, members of our sales force are located in various locations outside of the United States. In addition, approximately 94%, 95%, 91% and 91% of our revenue for the three and six months ended June 30, 2021 and 2020, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S., based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

•	complexity and costs of managing international operations, including manufacturing, assembly, and testing of our products and associated costs;
•	geopolitical and economic instability and military conflicts;
•	limited protection for, and vulnerability to theft of, our intellectual property rights, including our trade secrets;
•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•	trade and foreign exchange restrictions and higher tariffs, including the ongoing trade tensions between the U.S. and China that has resulted in higher tariffs on certain semiconductor products;
•	timing and availability of import and export licenses and other governmental approvals, permits, and licenses, including export classification requirements;
•	foreign currency fluctuations and exchange losses relating to our international operating activities;

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially and adversely affected. Beginning in July 2018, the U.S. Trade Representative imposed tariffs on products from China. If the existing tariffs are increased, new tariffs are imposed, or there is a court or governmental agency determination that exposes additional products to the tariffs, we may be required to raise our prices on those products, which may further result in a loss of customers and harm our operating performance. The prior U.S. administration imposed new or additional tariffs on Chinese products with short notice and China then imposed certain retaliatory tariffs. It is uncertain if the current U.S. administration may further alter trade agreements and terms between China and the United States, including limiting trade with China and imposing additional tariffs on imports from China. If our products become subject to tariffs or other retaliatory trade measures, it could materially and adversely affect our business and operating results. In the event that these or future tariffs are imposed on imports of our products, or that China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

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

Our security systems are designed to protect our and our customers’, suppliers’, and employees’ confidential information, as well as maintain the physical security of our facilities. We continue to assess and improve the quality of our networks, endpoints, security systems, and policies and procedures related to cybersecurity risks and incidents. We are not aware of any past cybersecurity incidents that have impacted our business. We may not have current capability to detect new or unknown security vulnerabilities. Cybersecurity threats, which include computer viruses, spyware, malware, ransomware, attempts to access information, denial of service attacks, and other electronic security breaches, are persistent and evolve quickly. Such threats have recently increased in frequency, scope, magnitude, and cost. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or facilities, or the existence of computer viruses in our data or software, could expose us to a risk of information loss, misappropriation of proprietary and confidential information, as well as work stoppages or disruptions.

We also rely on third-party cloud-based service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services, and finance functions, and we are, of necessity, dependent on the security systems of these providers. These technologies are subject to failure, including as a result of an inability to have such technologies properly supported, updated, expanded, or integrated into other technologies. These technologies may also contain open source and third-party software which may unbeknownst to us contain defects or viruses.

Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information.

Any loss, theft, or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, regulatory fines or penalties, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have an adverse effect on our business, financial condition, results of operations, reputation, and relationships with our customers and suppliers.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of June 30, 2021, we had 82 issued U.S. patents, expiring generally between 2026 and 2039 and 28 pending U.S. patent applications (including two provisional applications). We also had one foreign issued patent expiring in 2035 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

The semiconductor industry in which we operate is characterized by companies that hold patents and other intellectual property rights and vigorously pursue, protect, and enforce intellectual property rights. From time to time, third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. For example, in March 2019, VTT Technical Research Centre of Finland, Ltd. filed suit in the United States District Court for the Northern District of California alleging infringement by us of a patent. While the District Court ruled in our favor, VTT has filed an appeal with the U.S. Court of Appeals for the Federal Circuit (“CAFC”). On June 9, 2021, a hearing was held at the CAFC and on June 10, 2021 the CAFC affirmed the District Court’s judgment. We have not accrued for a loss contingency relating to this matter. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales, and divert the efforts of our management and other personnel. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products, expend significant resources to develop alternative technology, or discontinue the use of processes requiring the relevant technology. For more information regarding this matter, see Note 10 in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

MegaChips owns 6,000,000 shares of our common stock, representing approximately 31.5% of our outstanding common stock as of June 30, 2021. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, to be able to elect members of our board of directors, and could replace our entire board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

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

MegaChips’ voting control may discourage transactions involving a change of control of us, including transactions in which other holders of our common stock might otherwise receive a premium for their shares over the then current market price. In addition, as a result of this voting control and representations on our board of directors, persons who we would like to invite to join our board of directors may decline to do so.

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

We have entered into a distribution agreement with MegaChips under which MegaChips has the non-exclusive right to promote, market, and sell our products in Japan. We also have an integration and purchase agreement with MegaChips for the sale of resonators by us to MegaChips. The agreements we entered into with MegaChips may be amended upon agreement between the parties. Because

MegaChips is a major stockholder with representatives on our board of directors, we may not have the leverage to negotiate amendments to these agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party.

There could be potential conflicts of interest between us and affiliates of MegaChips, which could impact our business and operating results.

Some of our directors have or had affiliations with MegaChips. Affiliations of directors with MegaChips could create, or appear to create, conflicts of interest with respect to matters involving both us and MegaChips. For example, corporate opportunities may arise that concern both of our businesses, such as the potential acquisition of a particular business or technology that is complementary to both of our businesses. Our Board has adopted a Related Persons Transactions Policy to address actual or perceived conflicts of interest of directors, officers and greater than 5% stockholders on a case-by-case basis. If any corporate opportunity arises and if our directors and officers do not pursue it on our behalf, we may not become aware of, and may potentially lose, a significant business opportunity.

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

Rules and regulations such as the Sarbanes-Oxley Act have increased our legal and finance compliance costs and made some activities more time-consuming and costly. For example, Section 404 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. However, our auditors have not previously attested to the effectiveness of our internal control structure and procedures for financial reporting as we have been an “emerging growth company,” as defined in the JOBS Act; however, we will cease to be an emerging growth company at the end of 2021, and so our auditors will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for the first time in connection with the filing of our Annual Report on Form 10-K to be filed in the first quarter of 2022. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness or significant deficiency, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our consolidated financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud would harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, perceptions of the company may suffer, and this could cause a decline in the market price of our shares of common stock. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or, when applicable, our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and will remain one until the end of 2021. We are also a smaller reporting company, and will cease to report as a smaller reporting company commencing with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.  As a result, we will be able to take advantage of the reduced disclosure obligations regarding executive compensation in our periodic reports (until the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) and in our 2022 proxy statement. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Item 5. Other Information.

None

Item 6. Exhibits.

The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 29, 2021).

4.1	Form of Common Stock Certificate of the Company ((incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305) (the “S-1”)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

10.1* 10.2*	Amendment No. 2 to Distribution Agreement between SiTime Corporation and MegaChips Corporation dated May 21, 2021. Consulting Agreement dated May 15, 2021 between SiTime Corporation and Akira Takata.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE* 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

SiTime Corporation

Date: August 5, 2021	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer