Form 10-Q
period 2021-09-30
SITIME Corp
filed 2021-11-04
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 19,254,018 shares of common stock, $0.0001 par value per share, outstanding.

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
•
The third parties we rely upon for our raw materials, engineered materials, wafer fabrication and supply, assembly, packaging and testing may be unable to secure raw materials, reduce their resources available to us and our immediate suppliers, not meet satisfactory yields or quality, or increase pricing, which could harm our ability to ship our solutions to our customers on time and in the quantity required which could cause an unanticipated decline in our sales and loss of customers;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$267,042	$73,525
Accounts receivable, net	32,466	23,920
Related party accounts receivable	5	736
Inventories	19,635	12,350
Prepaid expenses and other current assets	3,906	2,649
Total current assets	323,054	113,180
Property and equipment, net	31,346	11,708
Intangible assets, net	4,540	2,069
Right-of-use assets, net	8,341	8,892
Other assets	162	162
Total assets	$367,443	$136,011
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$12,972	$6,182
Accrued expenses and other current liabilities	20,464	12,963
Total current liabilities	33,436	19,145
Lease liabilities	6,356	6,986
Other non-current liabilities	1,654	—
Total liabilities	41,446	26,131
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 19,254 and 17,150 shares issued and outstanding at September 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	376,973	173,274
Accumulated deficit	(50,978)	(63,396)
Total stockholders’ equity	325,997	109,880
Total liabilities and stockholders’ equity	$367,443	$136,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$63,029	$32,667	$143,067	$75,882
Cost of revenue	21,334	15,765	55,727	39,021
Gross profit	41,695	16,902	87,340	36,861
Operating expenses:
Research and development	13,005	8,484	36,252	22,906
Selling, general and administrative	14,616	8,978	38,425	24,642
Total operating expenses	27,621	17,462	74,677	47,548
Income (loss) from operations	14,074	(560)	12,663	(10,687)
Interest expense	—	(110)	—	(726)
Other income (expense), net	(110)	3	(178)	51
Income (loss) before income taxes	13,964	(667)	12,485	(11,362)
Income tax expense	(4)	—	(67)	(1)
Net income (loss)	$13,960	$(667)	$12,418	$(11,363)
Net income (loss) attributable to common stockholders and comprehensive loss	$13,960	$(667)	$12,418	$(11,363)
Net income (loss) per share attributable to common stockholders, basic	$0.73	$(0.04)	$0.67	$(0.72)
Net income (loss) per share attributable to common stockholders, diluted	$0.66	$(0.04)	$0.60	$(0.72)
Weighted-average shares used to compute basic net income (loss) per share	19,149	16,818	18,658	15,737
Weighted-average shares used to compute diluted net income (loss) per share	21,252	16,818	20,770	15,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2021	19,061	$2	$368,862	$(64,938)	$303,926
Stock-based compensation expense	—	—	8,111	—	8,111
Net income	—	—	—	13,960	13,960
Issuance of shares upon vesting of restricted stock units	193	—	—	—	—
Balances at September 30, 2021	19,254	$2	$376,973	$(50,978)	$325,997

Balances at June 30, 2020	16,716	2	164,287	(64,720)	99,569
Stock-based compensation expense	—	—	3,919	—	3,919
Net loss	—	—	—	(667)	(667)
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	224	—	2		2
Balances at September 30, 2020	16,940	$2	$168,208	$(65,387)	$102,823

Balances at December 31, 2020	17,150	$2	$173,274	$(63,396)	$109,880
Stock-based compensation expense	—	—	22,111	—	22,111
Net income	—	—	—	12,418	12,418
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,500	—	181,588	—	181,588
Issuance of shares upon vesting of restricted stock units	604	—	—	—	—
Balances at September 30, 2021	19,254	$2	$376,973	$(50,978)	$325,997

Balances at December 31, 2019	14,968	2	116,162	(54,024)	62,140
Stock-based compensation expense	—	—	9,749		9,749
Net loss	—	—	—	(11,363)	(11,363)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,525	—	45,789	—	45,789
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	447	—	(3,492)	—	(3,492)
Balances at September 30, 2020	16,940	$2	$168,208	$(65,387)	$102,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$12,418	$(11,363)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	5,554	4,966
Stock-based compensation expense	21,537	10,129
Impairment of internal-use software	—	959
Changes in assets and liabilities:
Accounts receivable, net	(8,546)	435
Related party accounts receivable	731	335
Inventories	(7,284)	(3,481)
Prepaid expenses and other assets	(1,257)	2,625
Accounts payable	3,204	3,820
Accrued expenses and other liabilities	9,012	2,108
Lease liabilities	—	(691)
Other assets and liabilities	(956)	—
Net cash provided by operating activities	34,413	9,842
Cash flows from investing activities
Purchase of property and equipment	(20,067)	(3,912)
Cash paid for intangibles	(2,417)	(1,437)
Net cash used in investing activities	(22,484)	(5,349)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	181,928	46,116
Payments for offering costs	(340)	(327)
Tax withholding paid on behalf of employees for net share settlement	—	(3,492)
Proceeds from loans from financial institutions	—	35,000
Principal payments on loans to financial institutions	—	(76,000)
Net cash provided by financing activities	181,588	1,297
Net increase in cash and cash equivalents	193,517	5,790
Cash and cash equivalents
Beginning of period	73,525	63,418
End of period	$267,042	$69,208
Supplemental disclosure of cash flow information
Interest paid during the period	—	799
Income taxes paid	1	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	3,928	420
Unpaid intangibles, net	1,615	—
Right-of-use assets acquired under operating leases	529	382

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

MegaChips remains the largest stockholder of the Company and held approximately 31.2% of the Company’s outstanding common stock as of September 30, 2021.

Outbreak of Coronavirus Disease 2019 (“the COVID-19 pandemic”)

On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease known as COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. To combat the spread of the COVID-19 pandemic, the United States and other foreign countries in which the Company operates have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to work from home (“WFH”), which has impacted all aspects of the Company’s business as well as those of the third-parties the Company relies upon for manufacturing, assembly, testing, shipping and other operations.

The global health crisis caused by the COVID-19 pandemic has negatively impacted business activity across the globe and has impacted the Company's employees and operations. The inputs into the Company’s judgments and estimates consider the economic implications of the COVID-19 pandemic, as the Company knows them, on the Company’s critical and significant accounting estimates. The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain, including the future effects of the COVID-19 pandemic on its employees, customers, suppliers, results of operations, financial condition, or liquidity for the remainder of fiscal year 2021 and beyond. To date, we have experienced minimal impact from any supplier disruption resulting from COVID-19.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. There had been no changes to these accounting policies except for the recently adopted accounting guidance and non-recurring engineering services as discussed below.

Non-recurring engineering services

The Company has certain contracts to provide non-recurring engineering (NRE) services for research and development arrangements, including cost sharing arrangements, which do not meet the requirement to be accounted for under ASC 606, Revenue from Contracts with Customers. The Company recognizes the advanced payments received from the counterparty as liabilities and recognizes them as an offset to research and development expense as progress toward completion occurs using an input method based on the ratio of costs incurred to date to total estimated costs of the project. Significant judgment is required to estimate the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement. A liability of $3.9 million and $0.7 million was recorded as accrued expenses and other current liabilities, and other non-current liabilities, respectively, in the condensed consolidated balance sheet as of September 30, 2021. For the three and nine months ended September 30, 2021, the Company recorded $0.9 million and $1.0 million, respectively, as a reduction of research and development expenses in the condensed consolidated statement of operations. There were no reduction of research and development expenses recorded during the three and nine months ended September 30, 2020.

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of this standard on January 1, 2021 did not have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

There are no new accounting pronouncements that are pending to be adopted by the Company.

Note 2. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net loss (income) per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$13,960	$(667)	$12,418	$(11,363)
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	19,149	16,818	18,658	15,737
Dilutive effect of employee equity incentive plans	2,103	—	2,112	—
Weighted average shares used to compute diluted net income (loss) per share	21,252	16,818	20,770	15,737
Net income (loss) attributable to common stockholders per share, basic	$0.73	$(0.04)	$0.67	$(0.72)
Net income (loss) attributable to common stockholders per share, diluted	$0.66	$(0.04)	$0.60	$(0.72)

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock units using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three and nine months ended September 30, 2021, the Company had no potential shares and 5,350 potential shares from share-based awards that are anti-dilutive, respectively. During the three and nine months ended September 30, 2020, the Company had 2,835,076 and 2,902,824 potential shares from share-based awards that are anti-dilutive, respectively. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2020 due to the net losses reported in these periods.

Note 3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities, approximate their fair values due to their short maturities.

On September 30, 2021 and December 31, 2020, cash balances in bank checking and savings accounts of $66.9 million and $18.4 million, respectively, were valued using Level 1 of the fair value hierarchy. On September 30, 2021 and December 31, 2020, highly liquid money market funds of $200.2 million and $55.1 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.

Note 4. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Accounts receivable, gross	$32,516	$23,970
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$32,466	$23,920

Inventories

Inventories consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Raw materials	$1,015	$435
Work in progress	14,306	10,184
Finished goods	4,314	1,731
Total inventories	$19,635	$12,350

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Advance to suppliers	$95	$853
Prepaid expenses	2,409	1,074
Other current assets	1,402	722
Total prepaid expenses and other current assets	$3,906	$2,649

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Lab and manufacturing equipment	$43,389	$21,958
Computer Equipment	1,693	1,121
Furniture and fixtures	360	237
Construction in progress	638	638
Leasehold improvements	5,198	4,134
	51,278	28,088
Accumulated depreciation	(19,932)	(16,380)
Total property and equipment, net	$31,346	$11,708

Depreciation expense related to property and equipment was $0.7 million, $1.9 million, $1.0 million, and $2.7 million for the three and nine months ended September 30, 2021 and 2020, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	September 30, 2021			December 31, 2020
	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Internal use software	$9,434	$(8,681)	$753	$9,377	$(8,312)	$1,065
Purchased intangibles	9,652	(5,865)	3,787	5,663	(4,659)	1,004
Intangible assets	$19,086	$(14,546)	$4,540	$15,040	$(12,971)	$2,069

Amortization expense for intangible assets was $0.5 million, $1.6 million, $0.3 million, and $2.3 million for the three and nine months ended September 30, 2021 and 2020, respectively. In the three and nine months ended September 30, 2020, the Company recorded impairment charges of $0.8 million and $1.0 million related to cost of software that was in process of development for internal use.

As of September 30, 2021, the Company had $0.8 million of intangibles that were still in development stage and were not being amortized, and anticipates the amortization to begin in 2022. The estimated aggregate future amortization expense for intangible assets in development stage and subject to amortization as of September 30, 2021 is summarized as below:

(in thousands)
2021 (remainder)	$503
2022	1,676
2023	1,459
2024	629
2025 and beyond	273
$4,540

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Accrued payroll and related benefits	$5,793	$5,362
Revenue reserves	4,174	3,063
Deferred non-recurring engineering services	3,881	—
Short term lease liability	1,411	1,264
Other accrued expenses	5,205	3,274
Total accrued expenses and other current liabilities	$20,464	$12,963

Note 5. Leases

The Company leases real estate property under operating leases. The Company leases office space in Santa Clara, Michigan, Malaysia, Japan, Taiwan, the Netherlands, and Ukraine all under non-cancellable operating leases with various expiration dates through March 2027. In January 2021, the Company signed an amendment to its Santa Clara office space lease where the lessor provided the Company lease incentives of $0.4 million and extended the term of the lease by three months. The amendment was accounted as a single modified lease and the remaining payments were remeasured using an updated discount rate. The remaining lease terms vary from a few months to 6 years. For certain of its leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.

As of September 30, 2021, the Company did not have any leases that had not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of September 30, 2021:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Right-of-use assets	$8,341	$8,892
Lease liabilities included in accrued expenses and other current liabilities	1,411	1,264
Lease liabilities - non-current	6,356	6,986
Total operating lease liabilities	$7,767	$8,250
Weighted-average remaining lease term (years)	5.3	5.9
Weighted-average discount rate	4.5%	4.2%

The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$396	$418	$1,278	$1,269
Short-term lease cost	86	88	313	253
Variable lease cost	34	37	199	193
Total lease cost	$516	$543	$1,790	$1,715

Cash paid for operating lease liabilities was $0.4 million, $1.5 million, $0.3 million, and $1.9 million, respectively, for the three and nine months ended September 30, 2021 and 2020.

Operating Lease Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of September 30, 2021:

(in thousands)
2021	$319
2022	1,741
2023	1,586
2024	1,548
2025	1,580
2026 and beyond	2,009
Total minimum lease payments	8,783
Less: amount of lease payments representing interest	(1,016)
Present value of future minimum lease payments	7,767
Less: current obligations under leases	(1,411)
Long-term lease liabilities	$6,356

Note 6. Stockholders’ Equity

On February 22, 2021, the Company completed a follow-on public offering, in which it issued and sold 1,500,000 shares of its common stock and MegaChips sold 1,500,000 of the Company’s common stock held by them at a price of $127 per share.

Equity Incentive Plans

The following table summarizes the restricted stock unit award (“RSU”) and cash restricted stock unit award (“CRSU”), activity for the three and nine months ended September 30, 2021:

	RSU	Grant Date	CRSU	Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	per share	Shares	per share
Unvested at December 31, 2020	2,735,706	$22.4	624	$35.1
Granted	190,838	107.1	3,025	111.9
Vested	(189,460)	22.8	(3,405)	101.7
Forfeited	(13,840)	13.0	—	—
Unvested at March 31, 2021	2,723,244	$28.2	244	$58.4
Granted	103,063	100.5	—	—
Vested	(221,049)	23.1	—	—
Forfeited	(49,880)	29.6	(244)	58.4
Unvested at June 30, 2021	2,555,378	$31.5	—	$-
Granted	68,992	107.4	—	—
Vested	(193,407)	27.8	—	—
Forfeited	—	—	—	—
Unvested at September 30, 2021	2,430,963	$33.9	—	$-

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”). In August 2020, the Compensation Committee approved target bonus amounts and performance goals for the second half of the fiscal year 2020 (the “2020 Goals”), in January 2021, the Compensation Committee approved target bonus amounts and performance goals for the first half of the fiscal year 2021 (the “1H2021 Goals”), and in July 2021 the Compensation Committee approved target bonus amounts and performance goals for the second half of the fiscal year 2021 (the “2H2021 Goals”). The 2020 Goals, the 1H2021 Goals and the 2H2021 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.6 million for 2H2021 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2021. Actual payouts for 2020 Goals ranged from 119% to 144% of target, and for 1H2021 Goals ranged from 76% to 141% of target, based on performance.

In the nine months ended September 30, 2021, the Company granted CRSUs as part of an employee bonus plan. The Company ended such program effective April 1, 2021. Generally, such units were granted quarterly and fully vested at the end of the quarter they were granted except units granted to new hires that had a one-year cliff vesting. Such awards were classified as liability-based awards.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity awards	(in thousands)
Cost of revenue	$421	$34	$1,233	$119
Research and development	2,587	1,100	7,695	3,016
Selling, general and administrative	3,763	2,785	10,652	6,614
	$6,771	$3,919	$19,580	$9,749

Liability-based awards - equity settled
Cost of revenue	$22	$—	$72	$—
Research and development	289	145	698	—
Selling, general and administrative	306	234	1,187	—
	$617	$379	$1,957	$—
Total stock-based compensation - equity settled	$7,388	$4,298	$21,537	$9,749

Liability-based awards - cash settled
Cost of revenue	$—	$98	$102	$138
Research and development	—	140	143	383
Selling, general and administrative	—	104	108	392
Total stock-based compensation - cash settled	$—	$342	$353	$913
Total stock-based compensation expense	$7,388	$4,640	$21,890	$10,662

As of September 30, 2021, there was $71.6 million and $1.1 million of unrecognized compensation costs related to RSUs granted and liability-based awards granted, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.3 years for equity awards and 0.4 years for liability-based awards.

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

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Income (loss) before income taxes	$13,964	$(667)	$12,485	$(11,362)
Income tax expense	(4)	—	(67)	(1)
Effective tax rate	0%	0%	-1%	0%

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

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company had $2.4 million and $2.4 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2021 and 2020, the Company had immaterial amounts related to the accrual of interest and penalties.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Taiwan	$16,506	$16,126	$45,008	$34,099
Hong Kong	23,063	9,209	52,054	19,530
United States	5,756	2,263	9,691	5,938
Other	17,704	5,069	36,314	16,315
Total	$63,029	$32,667	$143,067	$75,882

The Company’s long-lived assets in the U.S. attributable to operations as of September 30, 2021 and December 31, 2020 were 97% and 97%, respectively, of total property and equipment, intangible assets and right-of-use assets.

Revenue from sales to three of the Company's distributors accounted for 20%, 17%, and 8% of its consolidated revenues for the three months ended September 30, 2021. Revenue from sales to three of the Company's distributors accounted for 22%, 16% and 11% of its consolidated revenues for the nine months ended September 30, 2021. Revenue from sales to one end customer through a distributor accounted for 20% and 23% for the three and nine months ended September 30, 2021, respectively. Our end customers predominantly purchase our products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three and nine months ended September 30, 2021.

Revenue from sales to three of the Company's distributors accounted for 30%, 16%, and 15% of its consolidated revenues for the three months ended September 30, 2020. Revenue from sales to three of the Company's distributors accounted for 23%, 19% and 14% of its consolidated revenues for the nine months ended September 30, 2020. Revenue from sales to one end customer through a distributor accounted for 45% and 36% for the three and nine months ended September 30, 2020, respectively. Our end customers predominantly purchase our products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three and nine months ended September 30, 2020.

Note 9. Commitments and Contingencies

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

In March 2019, VTT Technical Research Centre of Finland, Ltd. ("VTT") filed suit in the United States District Court for the Northern District of California (“the Court”) alleging infringement by the Company of a patent relating to specific combinations of features set forth in U.S. Patent No. 8,558,643. The complaint sought unspecified monetary damages and injunctive relief. On January 22, 2020, the Company participated in a mediation that had been ordered by the Court. The case was not resolved at the mediation. A Markman Hearing was held on May 15, 2020 relating to a number of different disputed claim terms, and on July 9, 2020 the Court issued a Markman Order relating to those disputed claim terms. Among its determinations, the Court found that one of the disputed claim terms was indefinite, as well as any claim that had this claim term in it. On July 17, 2020, the Court issued a judgment finding all claims of U.S. Patent No. 8,558,643 invalid, based upon its Markman Order. VTT filed a Notice of Appeal of the Court's judgment with the US Court of Appeals for the Federal Circuit (“CAFC”) and filed its opening brief on November 19, 2020 and the Company filed its response brief on January 28, 2021. VTT filed its reply on March 4, 2021. On June 9, 2021, a hearing was held at the CAFC and on June 10, 2021 the CAFC affirmed the Court’s judgment. The Company believes this litigation matter is now fully resolved.

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

Note 10. Related Party Transactions

The Company entered into an agreement with MegaChips, whereby the Company appointed MegaChips as a non-exclusive sales representative of its products in Japan. The Company sells products through MegaChips to distributors, resellers, or direct customers in Japan. The Company pays MegaChips a fixed percentage of the revenue as sales commission, which is recorded as commission expense and included in sales and marketing in the consolidated statements of operations and comprehensive loss. In connection with our efforts to contract directly with distributors in Japan, on November 3, 2021, we entered into a termination agreement with MegaChips Corporation pursuant to which we agreed to mutually terminate the Distribution Agreement effective November 3, 2021. The Company has also entered into a service and secondment agreement with MegaChips LSI USA Corporation, a wholly owned subsidiary of MegaChips, that terminated on August 31, 2021.

MegaChips is the largest stockholder of the Company and held approximately 31.2% and 43.7% of the Company’s outstanding common stock as of September 30, 2021 and December 31, 2020, respectively.

In May 2021, the Company signed a consulting agreement with Akira Takata, a member of the Board of Directors of the Company. As a consultant, Mr. Takata will provide sales consulting services through December 31, 2021, for which he will receive monthly cash fees of $5,000, reimbursement of expenses, and an equity award of 500 RSUs that vest on November 20, 2021.

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

	As of
Balances	September 30, 2021	December 31, 2020
	(in thousands)
MegaChips
Accounts receivable	$5	$736
Property and equipment, net	—	209

	Three Months Ended September 30,		Nine Months Ended September 30,
Transactions	2021	2020	2021	2020
	(in thousands)
MegaChips
Sales through distribution agreement	$1,896	$1,544	$8,166	$4,274
License expense	—	—	—	148
Commission expense	79	64	340	176
Affiliates
Consulting fees	106	87	231	262

	Three Months Ended September 30,		Nine Months Ended September 30,
Payments	2021	2020	2021	2020
	(in thousands)		(in thousands)
MegaChips
Cash paid for commissions	$79	$64	$340	$176
Cash paid for licenses	—	—	—	25
Affiliates
Cash paid for consulting fees	106	87	231	262

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
•
the impact and duration of industry-wide supply constraints;
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
•
the adequacy and availability of our leased facilities; and
•
the accuracy of our estimates regarding capital requirements, expectations regarding renewal of loans, and needs for additional financing.

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

We were acquired by MegaChips in 2014 and were a wholly-owned subsidiary of MegaChips, a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange, until November 25, 2019. On November 25, 2019, we completed the initial public offering of shares of our common stock. On June 16, 2020, we completed a follow-on public offering, in which we issued and sold 1,525,000 shares of our common stock and MegaChips sold 2,500,000 shares of our common stock held by them. On February 22, 2021, we completed an additional follow-on public offering, in which we issued and sold 1,500,000 shares of our common stock and MegaChips sold 1,500,000 shares of our common stock held by them. MegaChips continues to be our largest stockholder and held approximately 31.2% of our common stock as of September 30, 2021.

We are currently experiencing a growth in demand for some of our products, however, there are a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company, and affecting outsourced semiconductor assembly and test providers, which may limit our ability to fully satisfy the increase in demand. If we cannot ship our products to our customers on time and in the quantity required as a result of this supply constraint our sales could decline and we could lose customers. We believe that the effects of the industry-wide supply constraints on other timing device suppliers has contributed in part to our revenue and gross margin growth in 2021, however we may not be able to sustain these revenue and gross margin increases. It is not clear how long the industry-wide supply constraints will continue, or what the resulting impact will be on our gross margin and revenue when the industry-wide supply constraints resolve. For additional discussion please see Part II, Item 1A Risk Factors of this report, especially the risk factor titled “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”

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

We anticipate the global health crisis caused by the COVID-19 pandemic will continue to impact business activity across the globe and will continue to impact our business, employees and operations for the foreseeable future. We believe that the COVID-19 pandemic could cause delay and disruption in the manufacture, shipment, and sales of, and overall demand for, our products. In addition, we believe the production capabilities of our suppliers has been, and may continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. For example, in March 2020, the government of Malaysia announced measures to restrict movement in that country to suppress the number of COVID-19 cases, which were extended until October 2021. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country. Any delay or disruption in the manufacture, shipment and sales of, or overall demand for, our products in turn may negatively and materially impact our operating and financial results, including revenue, gross margins, operating margins, cash flows and other operating results. Further, the resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could result in continued disruption to us, our suppliers, and/or our customers. To date, we have experienced minimal impact from any supplier disruption resulting from COVID-19. The duration and full magnitude of the COVID-19 pandemic’s impact on credit and financial markets is also unknown, which creates uncertainty as to the financial condition of our distributors or customers. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may also experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands except percentage)
Revenue	$63,029	$32,667	$30,362	93%	$143,067	$75,882	$67,185	89%

Revenue increased by $30.4 million, or 93%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily related to 33% higher volume of shipments year over year and an increase of 45% in average selling price (“ASPs”) of our products. The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at new and existing customers. The ASP increase was related to change in mix of the products we shipped and increase in selling prices for certain products.

Revenue increased by $67.2 million, or 89%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily related to 44% higher volume of shipments year over year and an increase of 31% in ASPs. The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at new and existing customers. The ASP increase was related to change in mix of the products we shipped and increase in selling prices for certain products.

We expect our revenue to fluctuate in the future primarily based on the volume of shipments and ASP changes. We may not be able to sustain our ASP increases in the future at this current rate.

For the three and nine months ended September 30, 2021 and 2020, sales attributable to our largest end customer accounted for 20%, 23%, 45%, and 36%, respectively, of our revenue. Our end customers predominantly purchase our products from distributors. For the three and nine months ended September 30, 2021 and 2020, our top three distributors by revenue together accounted for approximately 45%, 49%, 61%, and 57%, respectively, of our revenue. Revenue attributable to our largest ten end customers accounted for 46%, 48%, 63% and 55%, respectively, of our revenue for the three and nine months ended September 30, 2021 and 2020.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$21,334	$15,765	$5,569	35%	$55,727	$39,021	$16,706	43%
Gross Profit	41,695	16,902	24,793	147%	87,340	36,861	50,479	137%
Gross Margin	66%	52%			61%	49%

Gross profit increased by $24.8 million in the three months ended September 30, 2021 compared to the same period in the prior year. Gross profit increased $26.0 million mainly from higher sales volume and an increase in ASPs of our products. This increase was partially offset by higher other manufacturing and overhead costs of $1.2 million of which $0.3 million was related to higher stock-based compensation expense.

Gross profit increased by $50.5 million in the nine months ended September 30, 2021 compared to the same period in the prior year. Gross profit increased $54.2 million mainly from higher sales volume and an increase in ASPs of our products. This increase was offset by higher other manufacturing and overhead costs of $3.7 million of which $1.0 million was related to higher stock-based compensation expense.

Gross margin was higher by 14 basis points in the three months ended September 30, 2021 when compared to the same period in the prior year. The gross margin increased by 12 basis points from higher sales volume and an increase in ASPs. There was additional 2 basis points improvement in our other manufacturing costs as it decreased as a percentage of revenue.

Gross margin was higher by 12 basis points in the nine months ended September 30, 2021 when compared to the same period in the prior year. The gross margin increased by 10 basis points from higher sales volume and an increase in ASPs. There was additional 2 basis points improvement in our other manufacturing costs as it decreased as a percentage of revenue.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$13,005	$8,484	$4,521	53%	$36,252	$22,906	$13,346	58%
Selling, general and administrative	14,616	8,978	5,638	63%	38,425	24,642	13,783	56%
Total operating expenses	$27,621	$17,462	$10,159	58%	$74,677	$47,548	$27,129	57%

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

Research and development expense increased by $4.5 million, or 53%, for the three months ended September 30, 2021 compared to the same period in the prior year, primarily due to higher personnel costs of $2.9 million due to increased headcount, an increase in stock-based compensation expense of $1.5 million, and higher project expenses of $1.2 million, offset by non-recurring engineering contra-expense recognized of $0.9 million.

Research and development expense increased by $13.3 million, or 58%, for the nine months ended September 30, 2021 compared to the same period in the prior year, primarily due to higher personnel costs of $6.5 million due to increased headcount, an increase in stock-based compensation expense of $5.1 million, and higher project expenses of $2.8 million, offset by non-recurring engineering contra-expense recognized of $1.0 million.

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

Selling, general and administrative expense increased by $5.6 million, or 63%, for the three months ended September 30, 2021 compared to the same period in the prior year, primarily due to higher personnel costs of $2.9 million related to increased headcount and commissions, higher consulting fees of $1.0 million, and higher stock-based compensation expense of $0.9 million.

Selling, general and administrative expense increased by $13.8 million, or 56%, for the nine months ended September 30, 2021 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $4.9 million, higher personnel costs of $3.3 million largely related to increased headcount, and higher commission expenses of $3.2 million due to increased revenue, and higher consulting fees of $1.4 million.

Other Expense (Income)

Other expense (income) consists primarily of interest expense on our outstanding debt, interest income on our cash balances, and foreign exchange gains and losses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands except percentage)				(in thousands except percentage)
Interest Expense	$—	$110	$(110)	(100%)	$—	$726	$(726)	(100%)
Other expense (income), net	110	(3)	113	(3767%)	178	(51)	229	(449%)
Total other expense	$110	$107	$3	3%	$178	$675	$(497)	(74%)

Other expense decreased by $0.5 million for the nine months ended September 30, 2021 compared to the same period in the prior year, primarily as a result of interest expense savings from paying down of all our outstanding loans under our credit facilities.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands except percentage)				(in thousands except percentage)
Income tax expense	$(4)	$—	$(4)	n/a	$(67)	$(1)	$(66)	6600%

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $267.0 million and $73.5 million, respectively. Our principal use of cash is to fund our operations to support growth.

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

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$34,413	$9,842
Net cash used in investing activities	(22,484)	(5,349)
Net cash provided by financing activities	181,588	1,297
Net increase in cash and cash equivalents	$193,517	$5,790

Operating Activities

In the nine months ended September 30, 2021, net cash provided by operating activities of $34.4 million was primarily due to a net profit of $12.4 million and non-cash expenses of $27.1 million, partially offset by a net outflow in operating assets and liabilities of $5.0 million. Non-cash expenses were mainly related to depreciation and amortization and stock-based compensation expense. Operating assets and liabilities increased primarily due to higher accounts payable due to timing of payments, higher accounts receivables due to timing of shipments partially offset by an increase in inventories as we managed our inventory levels for increased demand, and higher accrued expenses increased primarily due to recording advanced payments received for NRE services as deferred liabilities.

In the nine months ended September 30, 2020, net cash provided by operating activities of $9.8 million was primarily due to a net loss of $11.4 million offset by non-cash expenses of $16.1 million and a change in operating assets and liabilities of $5.2 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense. Operating assets and liabilities increased primarily due to lower prepaid expenses and other current assets related to advance payments to suppliers for inventory and higher accounts payable and accrued expenses and other liabilities due to timing of payments partially offset by an increase in inventories as we managed our inventory levels and lower lease liabilities due to timing of payments.

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

In the nine months ended September 30, 2021, net cash used in investing activities was $22.5 million. We paid $20.1 million largely to purchase test and other manufacturing equipment to support the increase in demand of our products and other property and equipment for general business purposes. We paid $2.4 million to purchase intangible assets.

In the nine months ended September 30, 2020, net cash used in investing activities was approximately $5.3 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes.

Financing Activities

Cash provided by financing activities includes proceeds from borrowings under our credit facilities and proceeds from issuance of shares.

In the nine months ended September 30, 2021, net cash provided by financing activities was $181.6 million, consisting of proceeds from issuance of shares of $190.5 million net of underwriting commissions and discounts of $8.6 million and deferred offering costs of $0.3 million.

In the nine months ended September 30, 2020 net cash provided by financing activities was $1.3 million, consisting of proceeds from issuance of shares of $45.8 million net of underwriting commissions and discounts of $2.7 million and deferred offering costs of $0.3 million and borrowings of $35.0 million offset by repayments of $76.0 million under our short-term revolving line of credit and $3.5 million payment of tax withholdings paid on behalf of employees for net share settlement at the time of vesting.

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

Interest Rate Risk

We had cash and cash equivalents of $267.0 million and $73.5 million as of September 30, 2021 and December 31, 2020, respectively, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We paid down all of our debt in 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this item is included in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

The effects of the ongoing COVID-19 pandemic on our business are evolving and difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy and it is unclear how long the pandemic will continue to do so. To combat the spread of COVID-19, the United States and other foreign countries in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that restrict business operations and travel and require individuals to work from home (“WFH”), which has impacted all aspects of our business as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping, and other operations. The continuation of WFH and other restrictions for an extended period of time may negatively impact our productivity, product development, operations, sales and support, business and financial results. Among other things, the continued COVID-19 pandemic may result in:

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

In addition, given the inherent uncertainty surrounding COVID-19 due to rapidly changing governmental directives, public health challenges, and economic disruption and the duration of the foregoing, the potential impact that the COVID-19 pandemic could have on the other risk factors described in this “Risk Factors” section remain unclear.

As a result of the COVID-19 pandemic, we believe we have experienced some delay and disruption in the manufacture, shipment, and sales of our products. In addition, we believe the production capabilities of our suppliers has been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. Further, as WFH orders terminate and individuals return to work in offices, we may experience a reduction in demand for certain of our products that are incorporated in our customers’ products that experienced higher demand as a result of the increase in WFH during the COVID-19 pandemic. The continued disruption in the manufacture, shipment and sales of our products may negatively and materially impact our operating results. The resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could occur resulting in continued disruption to us, our suppliers, and/or our customers. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition in the future.

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

We depend on third parties for our wafer fabrication, assembly, packaging, and testing operations, which exposes us to certain risks that may harm our business.

We operate an outsourced manufacturing business model. As a result, we rely on third parties for all of our manufacturing operations, including wafer fabrication, assembly, packaging, and testing. Although we use multiple third-party supplier sources, we depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost, and manufacturing quality. The manufacturing processes of our third-party suppliers for our products require specialized technology that requires certain raw and engineered materials. Many major components, product equipment items, engineered materials, and raw materials, that are procured or subcontracted by our third-party suppliers for manufacturing of our products are procured or subcontracted on a single or sole-source basis. Except for our agreement with Bosch for MEMS wafers, we do not have any long-term supply agreements with any of our other manufacturing suppliers. These third-party manufacturers often serve customers that are larger than us or require a greater portion of their services, which may decrease our relative importance and negotiating leverage with these third parties.

If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. This agreement expires in 2027 and may be terminated with three years’ advance notice beginning in February 2024. We currently rely on Bosch for our MEMS fabrication, and TSMC for our analog circuits fabrication, and any disruption in their supply of wafers or any increases in their wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. There are currently a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, and affecting outsourced semiconductor assembly and test providers (“OSATs”), which has limited and may continue to limit our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.

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

We currently primarily rely on Advanced Semiconductor Engineering, Inc. (“ASE”), Carsem (M) Sdn. Bhd. (“Carsem”), and United Test and Assembly Center Ltd. (“UTAC”) for assembly and testing, as well as Daishinku Corp. (“Daishinku”) and UTAC for ceramic packaging for some of our products. We enter into capacity agreements with certain of our OSATs from time to time which may adversely impact our gross margins and results of operations if we do not purchase required minimum quantities.

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

If one or more of the third parties we rely on for our manufacturing operations terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships and loss of customers.

We currently depend on one end customer for a large portion of our revenue. The loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results.

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 20%, 23%, 45% and 36% of our revenue for the three and nine months ended September 30, 2021 and 2020, respectively. Revenue attributable to this end customer decreased in absolute dollars and as a percentage of revenue from 2019 to 2020 and increased in absolute dollars but decreased as a percentage of revenue from three and nine months ended September 30, 2020 to 2021. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

Because most of our sales are made pursuant to standard purchase orders, orders may be cancelled, reduced, or rescheduled with little or no notice and without penalty. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from our customers expose us to the risks of inventory shortages or excess inventory. This in turn could cause our operating results to fluctuate.

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

We sell our products primarily through distributors and resellers, who in turn sell to our end customers. For the three and nine months ended September 30, 2021 and 2020, our top three distributors by revenue together accounted for approximately 45%, 49%, 61%, and 57% of our revenue, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 46%, 48%, 63%, and 55% of our revenue in the three and nine months ended September 30, 2021 and 2020, respectively. Sales attributable to our largest end customer accounted for approximately 20%, 23%, 45%, and 36%, respectively of our revenue for the three and nine months ended September 30, 2021 and 2020, respectively. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our silicon timing systems solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. We expect our revenue to fluctuate in the future primarily based on the volume of shipments of our products and ASP changes. Though our ASP has increased in 2021 compared to 2020, we may not be able to sustain ASP increases in the future. Factors relating to our business that may contribute to fluctuations in our operating results include the following factors, as well as other factors described elsewhere in this report:

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

As of September 30, 2021, and December 31, 2020, we had an accumulated deficit of $51.0 million and $63.4 million, respectively. We generated a net income of $12.4 million and net loss of $11.4 million in the nine months ended September 30, 2021 and 2020, respectively. We may incur net losses in the future.

We expect to continue to make significant investments to support our research and development, sales and marketing and general and administrative functions. As a public company, we also continue to incur significant additional legal, accounting, and other expenses. If our revenue growth does not exceed the growth of these anticipated expenses, we may not be able to sustain profitability, and our stock price could decline.

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

Our target markets include the communications and enterprise, automotive, industrial, aerospace, and mobile, IoT, and consumer markets. Substantially all of our revenue for the three and nine months ended September 30, 2021 and 2020 was derived from sales in the IoT and mobile, industrial, and consumer markets. In 2017, we began introducing products for the automotive market. In addition, within the timing market, substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We intend to focus on clock IC and timing sync solutions in the future. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

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

Although on average selling prices of our products have increased over time as we introduce higher end products, the average selling prices of our individual products generally decrease over time. Our revenue is derived from sales to large distributors and, in some cases, we have agreed in advance to price reductions, generally over a period of time ranging from two months to three years, once the specified product begins to ship in volume. However, our customers may change their purchase orders and demand forecasts at any time with limited notice due in part to fluctuating end-market demand, which can sometimes lead to price renegotiations. Although these price renegotiations can sometimes result in the average selling prices of the specified product fluctuating over the shorter term, we expect average selling prices of individual products generally to decline over the longer term as that product and our end customers’ products mature.

We seek to offset the anticipated reductions in our average selling prices of individual products by reducing the cost of our products through improvements in manufacturing yields and lower wafer, assembly, and testing costs, developing new products, enhancing lower-cost products on a timely basis, and increasing unit sales. However, if we are unable to offset these anticipated reductions in our average selling prices, our business, financial condition, and results of operations could be negatively affected.

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

Our gross margins may fluctuate due to a number of factors, including customer and product mix, market acceptance of our new products, timing and seasonality of the end-market demand, yield, wafer pricing, packaging, and testing costs, competitive pricing dynamics, the impact of the COVID-19 pandemic and geographic and market pricing strategies.

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

Our recent revenue should not be considered indicative of our future performance. For the three and nine months ended September 30, 2021 and 2020, our revenue was $63.0 million, $143.1 million, $32.7 million, and $75.9 million, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, and challenges and our failure to capitalize on growth opportunities.

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

The global semiconductor market in general, and the timing IC market in particular, is highly competitive. We expect competition to increase and intensify as additional companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, financial condition, and results of operations. Our competitors range from large, international companies offering a wide range of semiconductor and quartz products to smaller companies, including start-ups, specializing in narrow market verticals. In the MEMS-based oscillator market, we primarily compete against Microchip Technology Inc. (“MCHP”) through their acquisition of Micrel, Incorporated. In the MEMS-based resonator market, we primarily compete against Murata Manufacturing Co., Ltd. In the analog mixed-signal IC and clocking market, we primarily compete against Renesas Electronics Corporation (through their acquisition of Integrated Device Technology, Inc.), Skyworks Solutions Inc., Texas Instruments Incorporated, Micrel (which is owned by MCHP), and Analog Devices, Inc. In the oscillator market, we primarily compete against quartz crystal suppliers such as Rakon Limited, Daishinku Corporation, Nihon Dempa Kogyo Co., Ltd., TXC Corporation, Seiko Epson Corporation, Kyocera Corporation, and Vectron International (which is owned by MCHP), as well as semiconductor suppliers such as Skyworks Solutions Inc. In the Aerospace-defense market for oscillators, we also typically complete against, small, specialized companies that offer quartz-based solutions for various applications. We expect competition in our current markets to increase in the future as existing competitors improve or expand their technology and product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.

Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support, and other resources, are more established than we are, and have significantly better brand recognition and broader product offerings. This in turn may enable them to better withstand adverse economic or market conditions, such as those caused by the current COVID-19 pandemic, in the future and significantly reduce their pricing so as to compete against us. Our ability to compete successfully will depend on a number of factors, including:

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

We believe that our company culture, which promotes innovation, open communication, and teamwork, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•
the potential failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;
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

Raw material and engineered material availability and price fluctuations have in the past and may in the future increase the cost of our products, impact our ability to meet customer commitments, and may adversely affect our results of operations.

The cost of raw and engineered materials is a key element in the cost of our products. Our inability to offset material price inflation through increased prices to customers, suppliers, productivity actions, or through commodity hedges could adversely affect our results of operations. Many major components, product equipment items, engineered materials, and raw materials, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for engineered materials, raw materials, and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our inability to fill our supply needs would jeopardize our ability to ship our solutions to our customers on time and in the quantity required, which could, in turn, result in reduced sales and profits, and damage to our customer relationships.

Furthermore, increases in the price of silicon wafers, testing costs, and commodities, which may result in increased production costs, mainly assembly and packaging costs, may result in a decrease in our gross margins. Moreover, our suppliers may pass the increase in engineered materials, raw materials and commodity costs onto us which would further reduce the gross margin of our products. In addition, as we are a fabless company, global market trends such as a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. However, the extent of the COVID-19 pandemic’s impact on credit and financial markets is unknown, which creates uncertainty as to the financial condition of our distributors and customers. Based on our review of our customers annually and as of September 30, 2021, substantially all of which are large distributors, resellers, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in credit losses as of September 30, 2021 and December 31, 2020, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.

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

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, and Ukraine and work with third-party contractors in Russia. We also conduct marketing and administrative functions in the United States, Japan, the

Netherlands, China, Taiwan, Malaysia, and Ukraine. In addition, members of our sales force are located in various locations outside of the United States. In addition, approximately 91%, 93%, 93% and 92% of our revenue for the three and nine months ended September 30, 2021 and 2020, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S., based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

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

These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC in Taiwan for the fabrication of our analog circuits and have sales force personnel in Taiwan. If political tensions between China and Taiwan were to increase, it could disrupt our business. In addition, if the political and military situation in Russia and Ukraine, or the relationship between Russia and the United States, significantly worsens, or if either Russia or the United States imposes significant new economic sanctions or restrictions on doing business, and we are restricted or precluded from continuing our operations in Russia or Ukraine, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed. Further, the ongoing COVID-19 pandemic has led to travel, work-from-home, and other restrictions, which has significantly impacted our domestic and international operations and the operations of our suppliers, distributors, partners, and customers. At this point, the extent to which the COVID-19 pandemic may impact our business remains uncertain but it may materially adversely affect our business, financial condition or results of operations.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could impair the ability of our customers to cost-effectively purchase or integrate our solutions into their product offerings, which may materially affect the demand for our solutions and cause these customers to reduce their orders, which in turn would adversely affect our revenue and business. If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located in Malaysia, the Netherlands, Taiwan, Japan, France, and Ukraine, and we have engineering consultants in Russia. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

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

We are subject to state and federal laws and regulations related to privacy, data use, and security. In addition, in recent years, there has been a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues. From time to time, Congress has considered, and may do so again, legislation establishing requirements for data security and response to data breaches that, if implemented, could affect us by increasing our costs of doing business. In addition, several states have enacted privacy or security breach legislation requiring varying levels of consumer notification in the event of a security breach. For example, California passed the California Consumer Privacy Act (“CCPA”), which enhances consumer protection and privacy rights by granting consumers resident in California new rights with respect to the collection of their personal data and imposing new operational requirements on businesses, and went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Additionally, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. Several other states are considering similar legislation.

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

Our security systems are designed to protect our and our customers’, suppliers’, and employees’ confidential information, as well as maintain the physical security of our facilities. We continue to assess and improve the quality of our networks, endpoints, security systems, and policies and procedures related to cybersecurity risks and incidents. We are not aware of any past cybersecurity incidents that have materially impacted our business. We may not have current capability to detect new or unknown security vulnerabilities. Cybersecurity threats, which include computer viruses, spyware, malware, ransomware, attempts to access information, denial of service attacks, and other electronic security breaches, are persistent and evolve quickly. Such threats have recently increased in frequency, scope, magnitude, and cost. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or facilities, or the existence of computer viruses in our data or software, could expose us to a risk of information loss, misappropriation of proprietary and confidential information, as well as work stoppages or disruptions.

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

Any loss, theft, or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, regulatory fines or penalties, litigation by affected parties, and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have an adverse effect on our business, financial condition, results of operations, reputation, and relationships with our customers and suppliers.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of September 30, 2021, we had 83 issued U.S. patents, expiring generally between 2026 and 2039 and 29 pending U.S. patent applications (including two provisional applications). We also had two foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

The semiconductor industry in which we operate is characterized by companies that hold patents and other intellectual property rights and vigorously pursue, protect, and enforce intellectual property rights. From time to time, third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. For example, in March 2019, VTT Technical Research Centre of Finland, Ltd. filed suit in the United States District Court for the Northern District of California alleging infringement by us of a patent. The District Court ruled in our favor, VTT filed an appeal with the U.S. Court of Appeals for the Federal Circuit (“CAFC”), on June 9, 2021, a hearing was held at the CAFC, and on June 10, 2021 the CAFC affirmed the District Court’s judgment. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales, and divert the efforts of our management and other personnel. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products, expend significant resources to develop alternative technology, or discontinue the use of processes requiring the relevant technology. For more information regarding this matter, see Note 9 in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

In any potential dispute involving patents or other intellectual property, our customers could also become the target of litigation. Our agreements with customers and other third-parties generally include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our solutions included in their products. Large indemnity payments or damage claims from contractual breach could harm our business, financial condition, and results of operations. From time to time, customers may require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their intellectual property and trade secrets. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any litigation against our customers could trigger technical support and indemnification obligations under some of our agreements, which could result in substantial expense to us.

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

MegaChips owns 6,000,000 shares of our common stock, representing approximately 31.2% of our outstanding common stock as of September 30, 2021. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, to be able to elect members of our board of directors, and could replace our entire board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

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
•
the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
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
•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•
any major change in our management;
•
lawsuits threatened or filed against us; and
•
other events or factors, including those resulting from war, incidents of terrorism, the COVID-19 pandemic, or responses to these events.

In addition, the market for technology stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, financial condition, and results of operations.

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

Item 5. Other Information.

As previously disclosed, on April 1, 2015, we entered into a distribution agreement with MegaChips Corporation which we amended in May 2021 (the “Distribution Agreement”). Under the Distribution Agreement, MegaChips served as a sales representative and had non-exclusive rights to promote, market, and sell our products in Japan. In connection with our efforts to contract directly with distributors in Japan, on November 3, 2021, we entered into a termination agreement with MegaChips Corporation pursuant to which we agreed to mutually terminate the Distribution Agreement effective November 3, 2021.

Item 6. Exhibits.

The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 29, 2021).

4.1	Form of Common Stock Certificate of the Company ((incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305) (the “S-1”)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

10.1	First Amendment to Lease, dated January 7, 2021, between the Company and Batton Associates, LLC

10.2	Termination Agreement, dated November 3, 2021, between the Company and MegaChips Corporation

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SiTime Corporation

Date: November 4, 2021	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer