Form 10-K
period 2021-12-31
SITIME Corp
filed 2022-02-25
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale of the common stock on June 30, 2021, on the Nasdaq Global Market, was $1,592,780,318 based on the closing price of the registrant’s common stock on such date of $126.59 per share.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2022 was 20,824,740.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

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
•
the impact of the COVID-19 pandemic will have on our business, employees, revenue and other operating results, liquidity, and cash flows, and its impact on the businesses of our suppliers and customers, and our anticipated responses thereto;
•
our expectations regarding our ability to address market and customer demands and to timely develop new or enhanced solutions to meet those demands;
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
•
our expectations regarding the success, cost, and timing of new products;
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
•
our expectations regarding regulatory developments in the United States and foreign countries;
•
our expectations regarding the performance of, and our relationships with, our third-party suppliers and manufacturers;
•
our expectations regarding our and our customers’ ability to respond successfully to technological or industry developments;
•
our expectations regarding our ability to attract and retain key personnel;
•
our expectations regarding intellectual property and related litigation;
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
•
We currently depend on one end customer for a large portion of our revenue; the loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results;
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
•
If we fail to compete effectively, we may lose or fail to gain market share, which could negatively impact our operating results and our business;
•
We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations;
•
We may seek, or be required to seek debt financing in the immediate or near term;
•
If significant tariffs or other trade restrictions are placed on our products or third-party suppliers, our revenue and results of operations may be materially harmed;
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

PART I

Item 1. Business

Overview

We are a leading provider of silicon timing solutions. Our timing solutions are the heartbeat of our customers’ electronic systems. They solve complex timing problems and enable industry-leading products. We provide solutions that are differentiated by high performance and reliability, programmability, small size, and low power consumption. Our products have been designed into over 250 applications across our target markets, including communications and enterprise, automotive, industrial, aerospace, mobile, Internet of Thing (“IoT”), and consumer. Our current solutions include various types of oscillators, as well as resonators and clock integrated circuits (“ICs”). Our all-silicon solutions are based on three fundamental areas of expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal design capabilities, and advanced system-level integration expertise. This expertise allows us to design MEMS resonators, analog circuits, as well as systems and packaging, and put these all together to deliver a system level solution that solves customers’ complex timing problems. In this aspect, we are different than quartz-based providers, who typically have expertise in designing and manufacturing resonators, but usually outsource the analog and packaging. We are also different in that our MEMS resonators are made with silicon, while the quartz suppliers use quartz crystal technology. Our timing solutions are designed to be resilient to environmental stresses. For the communications and enterprise market, our timing solutions provide high performance and resilience in dense, less-controlled environments that experience harsh conditions–an advantage as equipment moves closer to the customer with the rollout of 5G. For the automotive market, our solutions can be utilized in automotive electronics, including advanced driver assistance systems (“ADAS”) for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock and vibration. For the aerospace market, our solutions provide lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our silicon-based timing solutions have the advantage of offering high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.

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

Industry Background

Timing Solutions Enable Innovation and are Rapidly Evolving

The ability to accurately measure and reference time has been essential to many of humankind’s greatest inventions and technological progress. Timing technology has continued to evolve over centuries, forming a critical aspect of broader technological advancement. Timing is the heartbeat of digital electronic systems, ensuring that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as CPUs, communication and interface chips, and radio frequency components. As electronics are expected to operate at higher performance levels in increasingly challenging environments, while also being more complex and footprint-constrained, we believe they will require more sophisticated timing solutions. For example, as 5G communications networks evolve, we expect that they will require higher precision from a greater number of oscillators and timing devices.

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

Limitations of Legacy Quartz-based Solutions

For over 70 years, quartz crystal has been the predominant technology of choice for resonators and will continue to play a role in the timing market. In a quartz oscillator, a quartz crystal resonator is paired with a silicon-based clock IC in a ceramic package. However, quartz timing devices, largely unchanged in decades, have many inherent limitations, including limited frequency ranges, sensitivity to rapid temperature changes, vulnerability to vibration and mechanical shock, susceptibility to frequency jumps at particular temperatures, and limited programmability. Quartz devices must be housed in ceramic packaging, and thus are difficult to integrate into standard semiconductor packages. Quartz products require dedicated manufacturing facilities and have relatively long lead times due to the need to specify various characteristics well in advance of production, without the ability to reconfigure them during the design cycle. In addition, as electronic systems become more complex, feature-rich, and robust, they require more sophisticated timing systems that can seamlessly integrate a variety of resonators, oscillators, and clock ICs in various system-level combinations. This seamless integration is more difficult with legacy quartz systems.

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

Significant Market Opportunity for Timing Solutions

According to Dedalus Consulting - 2019 Frequency Control Components Global Markets, End-Users, Applications & Competitors: Analysis & Forecasts and our estimates, the global timing market is expected to grow to $10.1 billion by 2024. Dedalus Consulting estimates that oscillators and standalone resonators will represent approximately $5.0 billion and $4.0 billion total addressable markets, respectively, in 2024. Based on our internal estimates, we believe clock ICs represent an approximate $1.0 billion total addressable market. As a subset of the broader timing market, the market for MEMS timing devices is projected to grow from $0.24 billion in 2021 to $1 billion by 2024, representing a compound annual growth rate of 62%, according to internal company estimates.

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

Communications and Enterprise

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

Automotive, Industrial, and Aerospace

For automotive applications, timing technology must perform reliably over the life of an automobile in an environment characterized by vibration, mechanical shocks, electromagnetic interference, wide temperature ranges, and rapid temperature change. The AECC (Automotive Edge Computing Consortium) estimated in 2020 that “data traffic from connected vehicles will exceed 1,000 times the present volume, surpassing 10 exabytes per month by 2025.” These communication systems will require highly-reliable precise timing. We believe silicon-based timing can address many of the challenges associated with this demanding automotive ecosystem.

Industrial equipment, ranging from factory machinery to medical devices, is often exposed to environments characterized by temperature fluctuation, mechanical shocks, vibration, and electromagnetic interference. We believe silicon-based timing solutions can perform better than legacy quartz-based solutions in demanding industrial environments at comparable cost and with lower power consumption and higher reliability. In addition, with the highly diverse nature of industrial applications and the need for unique operating frequencies, we believe the programmable architecture of silicon timing products provides an advantage.

Timing devices used in aerospace and defense applications such as rockets and satellites need to withstand extreme vibration forces and temperature gradients during operation. Quartz-based solutions can be impacted by vibrating forces acting on the whole system. MEMS timing devices are well-suited for these applications, as they provide up to 50 times better acceleration sensitivity under vibration than comparable quartz-based solutions.

Mobile, IoT and Consumer

The growing reliance on mobile devices and the IoT revolution has enabled the proliferation of billions of internet-connected devices in industrial and consumer applications. These devices range from smartphones and personal wearable devices to electronics embedded in appliances and industrial machinery. Many of these devices need to package a significant amount of electronics in a limited battery-powered and size-constrained form factor, while still requiring high performance and high accuracy. Due to the ability to integrate with ICs, we believe silicon-based timing solutions are well-suited to optimize footprint, reliability, and power consumption of the overall system within mobile, IoT and consumer devices.

Our Solutions and Technology

Our silicon timing solutions comprise:

•
MEMS resonators: We pioneered the silicon MEMS-based timing industry with the MEMS First®, EpiSeal®, and TempFlat® processes and technologies. These manufacturing processes have allowed the hermetically-sealed resonator die to be housed in industry-standard, low-cost plastic packages. These processes and technologies improve resonator stability, increase quality and reliability, and decrease aging effects. We believe our MEMS resonators are easy to integrate into silicon-based oscillators and clock ICs, and allow us to develop tightly-integrated high performance timing solutions.
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

Our flexible and programmable timing solutions offer the following benefits:

•
High performance: Our portfolio of silicon-based MEMS timing products allows us to provide our customers with high performance solutions across a wide range of attributes including stability over temperature, vibration, phase jitter, and other metrics.
•
Small size: Our solutions have a small footprint and package size, optimizing the end customer’s board area. Additionally, many of our products have added integrated functions such as on-chip regulators and load capacitors which reduce the need for external components and decrease the overall system size.
•
Low power: Our solutions operate at low power levels and have differentiated power-saving features such as NanoDrive™ and FlexSwing™, making them well-suited for mobile, IoT and other battery-operated applications.
•
Programmability: Our devices are configurable across a wide range of parameters, including frequency, stability metrics, voltage parameters, and temperature ranges, among others, resulting in design flexibility for the customer, and enabling us to produce a vast number of custom timing products on demand with short lead times.
•
High quality and reliability: The combination of our materials, design, and manufacturing processes enables us to produce high quality products with long-term reliability. Our solutions offer low sensitivity to electromagnetic energy, mechanical shock, vibration, airflow, temperature gradients and power supply noise.
•
Flexible integration: Our MEMS resonators and clock ICs allow a wide range of packaging and integration methodologies to support various levels of size, cost, and electrical, thermal, and mechanical performance.
•
Leveraged product development: Our solutions employ different combinations of MEMS and circuit components, enabling us to generate a vast number of custom part numbers, including over 40,000 unique part numbers shipped as of December 31, 2021.
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

Our Customers

We primarily sell our timing products to distributors and resellers, who in turn sell our products to our end customers. We work closely with our end customers throughout their design cycles and are able to develop long-term relationships as our technology becomes embedded in their products and at times sell directly to our end customers. As a result, we believe our products are well-positioned to be designed into their current systems and we are well-positioned to develop next generation solutions for their future products.

Pernas Electronics Co., Ltd. (“Pernas”) directly accounted for 24%, 26%, and 17% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively, Quantek Technology Corporation (“Quantek”) directly accounted for 10%, 18%, and 22% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively and Arrow Electronics, Inc. (“Arrow”) directly accounted for 14%, 15%, and 19% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Other than Pernas, Quantek, and Arrow, no other single customer accounted for more than 10% of our revenue in the years ended December 31, 2021, 2020, and 2019.

Based on the sell-through information provided to us from distributors and resellers who identify end customers, we believe that the majority of our products sold to Pernas and Quantek are in turn incorporated into products of Apple Inc. (“Apple”), our largest end customer. As a result, we believe revenue attributable to our largest end customer accounted for approximately 22%, 40%, and 35% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively.

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

We sell our products worldwide through multiple channels, including our direct sales force and a network of distributors, contract manufacturers, contracted sales representatives, resellers, and independent design houses. Our global sales strategy includes direct sales and distributors covering over 15,000 end customer accounts since inception.

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
•
Package, Assembly and Testing. Upon the completion of processing at the foundry, we use third-party contractors for packaging, assembly and testing, including Advanced Semiconductor Engineering, Inc. (“ASE”), Carsem (M) Sdn Bhd. (“Carsem”), and United Test and Assembly Center Ltd. (“UTAC”) in Taiwan, Malaysia, and Thailand, respectively, as well as Daishinku Corp. (“Daishinku”), UTAC, Hana Semiconductor (Ayutthaya) Co., Ltd, and ASE for ceramic packaging for some of our products.
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

We have assembled a core team of experienced engineers and systems designers who conduct research and development activities in the United States, the Netherlands, Japan, Taiwan, and Ukraine. As of December 31, 2021, we had 85 engineers worldwide (representing approximately 30% of our total employee base).

Intellectual Property

We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how. As of December 31, 2021, we had 83 issued U.S. patents, expiring generally between 2026 and 2039, and 38 pending U.S. patent applications. We also had two foreign issued patents expiring in 2035 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems.

In addition to our own intellectual property, we also use third-party licenses for certain technologies embedded in our MEMS solutions. For example, we have a license to certain patents from Bosch relating to the design and manufacture of MEMS-based timing applications. The patent rights obtained under the license agreement expire between 2021 and 2029, and the license agreement expires upon expiration of the last patent licensed under the agreement. We do not believe there will be any significant impact upon expiration of these patents.

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

Government Regulation

Our business activities are worldwide and subject to various federal, state, local and foreign regulations and our products are governed by a number of rules and regulations. To date, our compliance with these regulations has not had a material impact on our results of operations.

Human Capital Resources and Empowerment

We believe that our company culture, which promotes innovation, open communication, and teamwork, has been critical to our success. Our success depends largely upon the continued services of our executive officers and other key employees and on our ability to continue to attract, retain and motivate qualified employees, particularly highly-skilled engineers involved in the design, development, support and manufacture of new and existing products and processes and our sales and marketing team which is critical to achieving design wins, creating our brand awareness and reputation, and building long-lasting relationships with our customers and other industry participants. In order for us to attract the best talent, we aim to offer challenging work in an environment that enables our employees to learn, grow, and reach their full potential.

Our human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, financial, and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions. We use a combination of fixed and variable pay including base salary, bonuses, performance awards and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include: a 401(k) plan with employer contributions; health benefits; life, business travel and disability insurance; additional voluntary insurance; paid time off and parental leave, and paid counseling assistance. For further information concerning our equity incentive plans, see Note 9, Stock-based Compensation, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs, including benefits that support their physical and mental health. In response to the COVID-19 pandemic, we implemented safety measures designed to protect our employees. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the COVID-19 pandemic.

We regularly review our employees and assess the needs of the business to identify our talent needs. We encourage all employees to continue learning and provide internal opportunities for cross functional work to support this. We regularly review succession plans and focus on promoting internal talent to help grow our employees' careers.

We conducted a survey in fiscal 2020 and had a participation rate of over 80% of all our employees and the survey results indicated that we excel in areas including initiative, empowerment, opportunities to learn and grow, and overall culture.

As of December 31, 2021, we had 279 full-time equivalent employees located in the United States, France, Malaysia, the Netherlands, Taiwan, Japan and Ukraine, including 137 in research and development, 109 in sales, general, and administrative, and 33 in operations. We consider relations with our employees to be good and have never experienced a work stoppage.

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

The effects of the ongoing COVID-19 pandemic on our business are evolving and difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy and it is unclear how long the pandemic will continue to do so. To combat the spread of COVID-19, the United States and other foreign countries in which we operate have from time to time imposed measures such as quarantines and “shelter-in-place” orders that restrict business operations and travel and require individuals to work from home (“WFH”), which has impacted all aspects of our business as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping, and other operations. Among other things, the continued COVID-19 pandemic may result in:

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

The COVID-19 pandemic has also caused significant uncertainty and volatility in global financial markets and the trading prices for the common stock of technology companies, including us. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. Further adverse economic events resulting from the COVID-19 pandemic, including a recession, depression, or other sustained economic downturn, could materially and adversely affect our business, access to capital markets, and the value of our common stock.

In addition, given the inherent uncertainty surrounding COVID-19 due to rapidly changing governmental directives, public health challenges, and economic disruption and the duration of the foregoing, the potential impact that the COVID-19 pandemic could have on the other risk factors described in this “Risk Factors” section remain unclear.

As a result of the COVID-19 pandemic, we believe we have experienced some delay and disruption in the manufacture, shipment, and sales of our products. In addition, we believe the production capabilities of our suppliers has been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. Further, as WFH orders terminate and individuals return to work in offices, we may experience a reduction in demand for certain of our products that are incorporated in our customers’ products that experienced higher demand as a result of the increase in WFH during the COVID-19 pandemic. The continued disruption in the manufacture, shipment and sales of our products may negatively and materially impact our operating results. The resumption of normal business operations after such disruptions may be delayed and resurgences of COVID-19 could result in continued disruption to us, our suppliers, and/or our customers. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations, and financial condition in the future.

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

Any of these factors could result in manufacturing and supply problems, and delays in our ability to provide our solutions to our customers on a timely basis, or at all. If we experience manufacturing problems at a particular location, we may be required to transfer manufacturing to a new location or supplier. Converting or transferring manufacturing from a primary location or supplier to a backup facility could be expensive and could take several quarters or more. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that could be modified to the required product specifications. In addition, our end customers may require requalification with a new wafer manufacturer. We typically maintain at least a three-month supply of our MEMS wafers for which Bosch is our primary supplier. We do not otherwise maintain sufficient inventory to address a lengthy transition period. As a result, we may not be able to meet customer needs during such a transition, which could damage our customer relationships. Although we maintain business disruption insurance, this insurance may not be adequate to cover any losses we may experience as a result of such difficulties.

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

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, and Ukraine and work with third-party contractors in Russia. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, and Ukraine. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, members of our sales force are located in various locations outside of the United States. In addition, approximately 94%, 93% and 93% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

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

These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC in Taiwan for the fabrication of our analog circuits and have sales force personnel in Taiwan and China. If political tensions between China and Taiwan were to increase further, it could disrupt our business and adversely affect our financial condition and results of operations given that we rely primarily on TSMC in Taiwan for our analog circuits. In addition, given the current political and military situation in Russia and Ukraine, or if the relationship between Russia and the United States worsens further, or if either Russia or the United States imposes significant new economic sanctions or restrictions on doing business, and we are restricted or precluded from continuing our operations in Russia or Ukraine, it could disrupt our business, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed. Further, the ongoing COVID-19 pandemic has led to travel, work-from-home, and other restrictions, which has significantly impacted our domestic and international operations and the operations of our suppliers, distributors, partners, and customers. At this point, the extent to which the COVID-19 pandemic may impact our business remains uncertain but it may materially adversely affect our business, financial condition or results of operations.

We currently depend on one end customer for a large portion of our revenue. The loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results.

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 22%, 40% and 35% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Revenue attributable to this end customer increased from 2019 to 2020 and increased in absolute dollars but decreased as a percentage of revenue from years ended December 31, 2020 to 2021. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors and resellers, who in turn sell to our end customers. We also sell directly to our end customers. For the years ended December 31, 2021, 2020 and 2019, our top three distributors by revenue together accounted for approximately 48%, 59%, and 59% of our revenue, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 49%, 58%, and 57% of our revenue in the years ended December 31, 2021, 2020 and 2019, respectively. Sales attributable to our largest end customer accounted for approximately 22%, 40%, and 35%, respectively of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our silicon timing systems solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. We expect our revenue to fluctuate in the future primarily based on the volume of shipments of our products and average selling price ("ASP") changes. Though our ASP increased in 2021 compared to 2020, we may not be able to sustain ASP increases in the future. Factors relating to our business that may contribute to fluctuations in our operating results include the following factors, as well as other factors described elsewhere in this report:

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
•
significant warranty claims, including those not covered by our suppliers; and
•
new accounting pronouncements or changes in existing accounting standards
•
changes in our pricing, product cost, and product mix.

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

Our target markets include the communications and enterprise, automotive, industrial, aerospace, and mobile, IoT, and consumer markets. Substantially all of our revenue for the years ended December 31, 2021, 2020 and 2019 was derived from sales in the IoT and mobile, industrial, and consumer markets. In 2017, we began introducing products for the automotive market. In addition, within the timing market, substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We intend to focus on clock IC and timing sync solutions in the future. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

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

Our gross margins may fluctuate due to a number of factors, including customer and product mix, market acceptance of our new products, timing and seasonality of the end-market demand, yield, wafer pricing, packaging, and testing costs, competitive pricing dynamics, the impact of the COVID-19 pandemic, and geographic and market pricing strategies.

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

Because we do not operate our own manufacturing, assembly, or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could further reduce our gross margins. For instance, we expect to see increases in our manufacturing costs in fiscal year 2022 due to an industry wide increase in costs. We rely primarily on obtaining yield improvements and volume-based cost reductions to drive cost reductions in the manufacture of existing products, introducing new products that incorporate advanced features and optimize die size, and other price and performance factors that enable us to increase revenue while maintaining gross margins. To the extent that such cost reductions or revenue increases do not occur at a sufficient level and in a timely manner, our business, financial condition, and results of operations could be adversely affected.

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

Our recent revenue should not be considered indicative of our future performance. For the years ended December 31, 2021, 2020 and 2019, our revenue was $218.8 million, $116.2 million, and $84.1 million, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

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

We provide a lifetime warranty on our products and generally agree to indemnify our customers for defects in our products or failure of our products to meet our product specifications. Defects in our products could make our products unsafe and create a risk of property damage or personal injury. These risks may increase where our products are incorporated into specialized end products in industries such as automotive, aerospace, defense, and medical device. We may be subject to warranty or product liability claims. These claims may require us to make significant expenditures to defend those claims, replace our solutions, refund payments, or pay damage awards. This risk is exacerbated by the lifetime warranty of our products, which exposes us to warranty claims for the entire product lifecycle.

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

Though we are not currently aware of any occurrences, from time to time our products may be diverted from our supply chain or authorized distribution channels and sold on the “black market” or “gray market.” Customers purchasing our products on the black market or the gray market may use our products for purposes for which they were not intended, or may purchase counterfeit or substandard products, for instance that have been altered or damaged, which could result in damage to property or persons which could harm our business and cause our reputation to be adversely affected.

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

Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support, and other resources, are more established than we are, and have significantly better brand recognition and broader product offerings. This in turn may enable them to better withstand adverse economic or market conditions, such as those caused by the COVID-19 pandemic, in the future and significantly reduce their pricing so as to compete against us. Our ability to compete successfully will depend on a number of factors, including:

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. However, the extent of the COVID-19 pandemic’s impact on credit and financial markets is unknown, which creates uncertainty as to the financial condition of our distributors and customers. Based on our review of our customers annually and as of December 31, 2021, substantially all of which are large distributors, resellers, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of December 31, 2021 and December 31, 2020, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.

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

If significant tariffs or other trade restrictions are placed on our products or third-party suppliers, our revenue and results of operations may be materially harmed.

Most of our revenue has been from sales of products to distributors with ship-to locations outside of the United States. Many of our third-party suppliers are located outside of the United States. If significant tariffs or other restrictions are placed on certain goods, existing tariffs are increased, or any related counter-measures are taken by other countries, our revenue and results of operations may be materially and adversely affected. For example, beginning in July 2018, the U.S. Trade Representative imposed tariffs on products from China. Then the prior U.S. administration imposed new or additional tariffs on Chinese products with short notice and China then imposed certain retaliatory tariffs. It is uncertain if the current U.S. administration may further alter trade agreements and terms between China and the United States, including limiting trade with China and imposing additional tariffs on imports from China. In the event that these or future tariffs are imposed on imports of our products or on our third-party suppliers, or that China or other countries take retaliatory trade measures in response to existing or future tariffs, our business may be impacted and we may be required to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

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

Our products and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. For example, we sell to markets in Asia where multiple companies have been added to the Entity List, requiring license for exports of items subject to control under the EAR. To our knowledge, we have not sold products subject to the EAR to Entity List persons. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with U.S. and other laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. Changes in export or import laws or sanctions policies also may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and results of operations.

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

New or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax regulations enacted but not in effect, tax policy initiatives and reforms under consideration in the United States or related to the Organization for Economic Co-operation and Development’s (“OECD”), Base Erosion and Profit Shifting Project (“BEPSP”), the European Commission’s state aid investigations, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries have already enacted legislation, including those related to BEPSP, which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. In addition, we are unable to predict what future tax reform may be proposed or enacted or what effect such changes would have on our business, but any changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in the countries where we have operations and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our business, financial condition, and results of operations.

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

As of December 31, 2021, we had U.S. federal and state net operating loss (“NOL”), carryforwards of approximately $259.6 million and $64.5 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal NOL carryforwards begin to expire in 2025 and the state NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards begin to expire in 2025 and the state research and development tax credit carryforwards carry forward indefinitely. These net operating loss and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change occurred in 2014 and concluded that it had no impact on U.S. federal and California net operating losses or on U.S. federal research and development credits. Our initial public offering in November 2019 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. Under the CARES Act, which was signed into law in 2020, an NOL from a tax year beginning in 2018, 2019 or 2020 can be carried back five years and would not be subject to the 80%-of-income limitation if they are exhausted during the five-year carryback period or during 2018, 2019 or 2020. The Company will not carry back any NOLs as they did not have taxable income in prior years.

Risks Related to Intellectual Property

Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of December 31, 2021, we had 83 issued U.S. patents, expiring generally between 2026 and 2039 and 38 pending U.S. patent applications (including two provisional applications). We also had two foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

The legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and evolving. We cannot assure you that others will not develop or patent similar or superior technologies or solutions, or that our patents, trademarks, and other intellectual property will not be challenged, invalidated, or circumvented by others.

We also have a license to certain patents from Bosch relating to the design and manufacture of MEMS-based timing applications. The patent rights obtained under the license agreement expire between 2021 and 2029, and the license agreement expires upon expiration of the last patent licensed under the agreement. We do not believe there will be any significant impact upon expiration of these patents.

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

The semiconductor industry in which we operate is characterized by companies that hold patents and other intellectual property rights and vigorously pursue, protect, and enforce intellectual property rights. From time to time, third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. For example, in March 2019, VTT Technical Research Centre of Finland, Ltd. filed suit in the United States District Court for the Northern District of California alleging infringement by us of a patent. The District Court ruled in our favor, VTT filed an appeal with the U.S. Court of Appeals for the Federal Circuit (“CAFC”), on June 9, 2021, a hearing was held at the CAFC, and on June 10, 2021 the CAFC affirmed the District Court’s judgment. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales, and divert the efforts of our management and other personnel. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products, expend significant resources to develop alternative technology, or discontinue the use of processes requiring the relevant technology. For more information regarding this matter, see Note 6 in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report.

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

In addition, other customers, or end customers with whom we do not have formal agreements requiring us to indemnify them may ask us to indemnify them if a claim is made as a condition to awarding future design wins to us. Because some of our customers are larger than we are and have greater resources than we do, they may be more likely to be the target of an infringement claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit. If any such claims were to succeed, we might be forced to pay damages on behalf of our customers that could increase our expenses, disrupt our ability to sell our solutions and reduce our revenue and profit. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers and reduce demand for our solutions. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our products to decrease. Any of the foregoing could harm our business, financial condition, and results of operations.

Risks Related to MegaChips Corporation’s Ownership Position in Our Common Stock

As long as MegaChips holds a significant amount of our stock, our other shareholders’ ability to influence matters requiring stockholder approval will be limited.

MegaChips owns 5,000,000 shares of our common stock, representing approximately 24% of our outstanding common stock as of December 31, 2021. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, and to be influential in electing members of our board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

For example, as long as MegaChips continues to hold a significant or the largest ownership position in our outstanding common stock, MegaChips may have the ability to affect the outcome of any stockholder vote during this period. As a result, MegaChips will have the ability to exert significant influence over many matters affecting us, either through its board representative or as a stockholder, including:

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

We have entered into an integration and purchase agreement with MegaChips for the sale of resonators by us to MegaChips. The agreements we entered into with MegaChips may be amended upon agreement between the parties. Because MegaChips is a major stockholder with representatives on our board of directors, we may not have the leverage to negotiate amendments to these agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party.

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

We are a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a smaller reporting company, and will cease to be able to report as a smaller reporting company commencing with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. As a result, we will be able to take advantage of the reduced disclosure obligations regarding executive compensation in our 2022 proxy statement. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive offices are located in a leased facility in Santa Clara, California, consisting of approximately 50,400 square feet of office space under lease that expires in March 2027. This facility accommodates our principal engineering, sales, marketing, operations, finance, and administrative activities. We also lease offices in Michigan, Japan, Malaysia, the Netherlands, Taiwan and Ukraine. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms for lease to meet future needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations.

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

As of February 17, 2022, there were 17 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board.

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

The following line graph compares for the period beginning November 21, 2019, the initial trading date of our common stock on the Nasdaq Global Market, and ending on December 31, 2021, the last day of our fiscal year, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and Philadelphia Semiconductor Index and assumes reinvestment of any dividends. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

	Base
	Period	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Company Name/Index	11/21/2019	2019	2020	2020	2020	2020	2021	2021	2021	2021
SiTime Corporation	100.00	150.89	128.82	280.53	497.22	662.31	583.43	749.05	1,208.11	1,731.01
Nasdaq composite index	100.00	105.22	90.29	117.95	130.95	151.13	155.34	170.08	169.43	183.46
Philadelphia Semiconductor index	100.00	109.24	89.22	117.91	132.54	165.10	184.56	197.58	192.43	233.06

Item 6. [Reserved]

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

Overview

We are a leading provider of silicon timing solutions. Our timing solutions are the heartbeat of our customers’ electronic systems. They solve complex timing problems and enable industry-leading products. We provide solutions that are differentiated by high performance and reliability, programmability, small size, and low power consumption. Our products have been designed into over 250 applications across our target markets, including communications and enterprise, automotive, industrial, aerospace, mobile, IoT and consumer.

In 2021, we advanced our technology, expanded our product portfolio, increased our worldwide workforce, and generated a significant increase in revenue and profit. We saw continued strong revenue growth, increased gross margins, increased operating margins, increased net income and positive cash flow. Revenue grew 88% from $116.2 million in 2020 to $218.8 million in 2021. Gross margins increased by 14% from 50% in 2020 to 64% in 2021, while operating margins expanded from a 7% loss in 2020 to a 15% income in 2021. In addition, we raised $460.6 million during the year from our two stock offerings.

We commenced commercial shipments of our first oscillator products in 2006. Substantially all of our revenue to date has been derived from sales of oscillator systems across our target end markets. We intend to focus on clock IC and timing sync solutions in the future. We seek to aggressively expand our presence in these two markets.

We sell our products primarily through distributors and resellers, who in turn sell to our end customers. We also sell products directly to end customers who integrate our products into their applications. Based on sell-through information provided by our distributors, we believe the majority of our end customers are based in the U.S.

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

We were acquired by MegaChips in 2014 and were a wholly-owned subsidiary of MegaChips, a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange, until November 25, 2019. On November 25, 2019, we completed the initial public offering of shares of our common stock. On June 16, 2020, we completed a follow-on public offering, in which we issued and sold 1,525,000 shares of our common stock and MegaChips sold 2,500,000 shares of our common stock held by it. On February 22, 2021, we completed an additional follow-on public offering, in which we issued and sold 1,500,000 shares of our common stock and MegaChips sold 1,500,000 shares of our common stock held by it. On November 10, 2021 we completed a follow-on public offering, in which we issued and sold 1,300,000 shares of our common stock and MegaChips sold 1,000,000 shares of our common stock held by it. MegaChips continues to be our largest stockholder and held approximately 24.0% of our common stock as of December 31, 2021.

We are currently experiencing a growth in demand for some of our products, however, there are a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company, and affecting outsourced semiconductor assembly and test providers, which may limit our ability to fully satisfy the increase in demand. If we cannot ship our products to our customers on time and in the quantity required as a result of this supply constraint our sales could decline or could grow at a lower rate and we could lose customers. We believe that the effects of the industry-wide supply constraints on other timing device suppliers have contributed in part to our revenue and gross margin growth in 2021; however, we may not be able to sustain these revenue and gross margin increases in the future. It is not clear how long the industry-wide supply constraints will continue, or what the resulting impact will be on our gross margin and revenue when the industry-wide supply constraints resolve. For additional discussion please see Part I, Item 1A Risk Factors of this report, especially the risk factor titled “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate."

Impact of COVID-19 on our Business

The future impact of the ongoing COVID-19 pandemic on our business remains unknown. In an effort to protect the health and safety of our employees, we implemented safety measures at our locations around the world, including requiring employees to work from home (“WFH”) in certain locations at times, reducing the number of people in certain of our sites at any one time, and limiting employee travel. In an effort to contain the COVID-19 pandemic or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents in their homes or places of residence, and practice social distancing. In addition, the United States and other countries in which we operate have from time to time imposed measures such as quarantines and “shelter-in-place” orders that restrict business operations and travel and require individuals to WFH, which has impacted all aspects of our business, as well as those of the third-parties we rely upon for our manufacturing, assembly, testing, shipping and other operations. The current and future spread of COVID-19 variants may cause the reinstatement of one or more of these measures.

We anticipate the COVID-19 pandemic will continue to impact business activity across the globe and will continue to impact our business, employees and operations for the foreseeable future. We believe that as a result of the COVID-19 pandemic we have experienced some delay and disruption in the manufacture, shipment, and sales of our products. In addition, we believe the production capabilities of our suppliers has been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders. These restrictions could limit our suppliers’ ability to operate their manufacturing facilities in that country. Any delay or disruption in the manufacture, shipment and sales of, or overall demand for, our products in turn may negatively and materially impact our operating and financial results, including revenue, gross margins, operating margins, cash flows and other operating results. Further, the resumption of normal business operations after such disruptions may be delayed and a resurgence of COVID-19 could result in continued disruption to us, our suppliers, and/or our customers. To date, we have experienced minimal impact from any supplier disruption resulting from COVID-19.

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

We currently have employees, third-party contractors, distributors, and customers in numerous countries throughout the world that have been impacted by the COVID-19 pandemic. The COVID-19 pandemic has restricted and is expected to continue to restrict travel and use of our facilities and the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. We cannot predict with certainty what other impacts the COVID-19 pandemic may have on our business, employees, service providers, customers and results of operations.

There remains a high degree of uncertainty in the global business environment given the impact of the COVID-19 pandemic which creates challenges with visibility beyond the near term. Further, as WFH orders terminate and individuals return to work in offices, we may experience a reduction in demand for certain of our products that are incorporated in our customers’ products that experienced higher demand as a result of the increase in WFH during the COVID-19 pandemic. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, operations, and prospects, or on our financial results for 2022 and beyond. For additional discussion, please see Part I, Item 1A Risk Factors of this report.

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

Pricing, Product Cost, and Product Mix

The ASPs of our products vary significantly. While the ASP of any individual product generally decreases over time, our average ASPs have historically remained relatively flat as we continue to introduce new higher-end products with higher ASPs. Our pricing and margins depend on customer demand as well as the volumes and the features of the timing devices we provide to our customers. We continually monitor and work to reduce the cost of our products and improve the potential value our solutions provide to our customers as we target new design win opportunities and manage the product life cycles of our existing customer designs. Since we rely on third-party wafer foundries and assembly and test contractors to manufacture, assemble, and test our products, we maintain a close relationship with our suppliers to improve quality and increase yields.

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

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Year Ended December 31,			Change 2021 vs 2020
	2021	2020	2019	$	%
	(in thousands, except percentage)
Revenue	$218,808	$116,156	$84,074	$102,652	88%
Cost of revenue	79,346	58,224	44,516	21,122	36%
Gross profit	139,462	57,932	39,558	81,530	141%
Operating expenses:
Research and development	52,104	31,652	23,795	20,452	65%
Selling, general and administrative	54,515	34,893	20,636	19,622	56%
Total operating expenses	106,619	66,545	44,431	40,074	60%
Income (loss) from operations	32,843	(8,613)	(4,873)	41,456	(481%)
Interest expense	—	(726)	(1,714)	726	(100%)
Other expense, net	(488)	(32)	(28)	(456)	1425%
Income (loss) before income taxes	32,355	(9,371)	(6,615)	41,726	(445%)
Income tax (expense) benefit	(78)	(1)	8	(77)	7700%
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$32,277	$(9,372)	$(6,607)	$41,649	(444%)

A discussion of changes in our results of operations from fiscal 2019 to fiscal 2020 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal 2020 filed with the Securities and Exchange Commission on February 16, 2021.

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

	Year Ended December 31,			Change 2021 vs 2020
	2021	2020	2019	$	%
	(in thousands except percentage)
Revenue	$218,808	$116,156	$84,074	$102,652	88%

Revenue increased by $102.7 million, or 88%, for 2021 compared to 2020. The increase was primarily related to 34% higher volume of shipments year over year and a 40% increase in average selling price ("ASP") of our products. The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at our existing customers. The ASP increase was related to change in mix of the products we shipped and increase in selling prices for certain products.

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

	Year Ended December 31,			Change 2021 vs 2020
	2021	2020	2019	$	%
	(in thousands except percentage)
Cost of Revenue	$79,346	$58,224	$44,516	$21,122	36%
Gross Profit	139,462	57,932	39,558	81,530	141%
Gross Margin	64%	50%	47%

Gross profit increased by $81.5 million in the year ended December 31, 2021 compared to the same period in 2020. Gross profit increased $86.6 million mainly from higher sales volume and an increase in ASPs of our products. This increase was offset by higher other manufacturing and overhead costs of $5.1 million of which $1.0 million was related to higher stock-based compensation expense.

Gross margin was higher by 14% in the year ended December 31, 2021 compared to the same period in 2020. The gross margin increased by 11% from higher sales volume and an increase in ASPs. There was additional 3% improvement in our other manufacturing costs as it decreased as a percentage of revenue.

We expect to see increases in our manufacturing costs in fiscal year 2022 due to an industry wide increase in costs. Gross margin may fluctuate from time to time due to a variety of factors.

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

	Year Ended December 31,			Change 2021 vs 2020
	2021	2020	2019	$	%
	(in thousands except percentage)
Operating Expenses:
Research and development	$52,104	$31,652	$23,795	$20,452	65%
Selling, general and administrative	54,515	34,893	20,636	19,622	56%
Total operating expenses	$106,619	$66,545	$44,431	$40,074	60%

Research and Development

Our research and development efforts are focused on the design and development of next-generation silicon timing systems solutions. Our research and development expense consists primarily of personnel costs, which include stock-based compensation, pre-production engineering mask costs, software license and intellectual property expenses, design tools and prototype-related expenses, facility costs, supplies, professional and consulting fees, and allocated overhead costs, offset by non-recurring engineering service credits. We expense research and development costs as incurred. We believe that continued investment in our products and services is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase in absolute dollars. However, we expect our research and development expense to fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.

Research and development expense increased by $20.5 million, or 65%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to higher personnel costs of $10.0 million due to increased headcount, an increase in stock-based compensation expense of $6.1 million, and higher ongoing new product related expenses of $6.9 million primarily consisting of consulting and supplies. These were offset by non-recurring engineering contra-expense recognized of $2.4 million.

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

Selling, general and administrative expense increased by $19.6 million, or 56%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to higher stock-based compensation expense of $6.2 million, higher personnel costs of $4.2 million, higher commission expenses of $4.5 million due to increased revenue, and higher consulting fees of $3.4 million.

Other Expense

Other expense consists primarily of interest expense on our outstanding debt, interest income on our cash balances, and foreign exchange gains and losses. See Note 7 to our consolidated financial statements under Item 8 for more information about our debt.

	Year Ended December 31,			Change 2021 vs 2020
	2021	2020	2019	$	%
	(in thousands except percentage)
Interest Expense	$-	$(726)	$(1,714)	$726	(100%)
Other expense, net	(488)	(32)	(28)	(456)	1425%
Total other expense	$(488)	$(758)	$(1,742)	$270	(36%)

Other expense decreased $0.3 million for the year ended December 31, 2021 compared to the same period in 2020, primarily as a result of no interest expense in 2021 on our outstanding revolving short-term debt as we paid in full all of our debt on July 24, 2020, offset by a net unrealized loss on foreign exchange rates due to increased activities in our foreign subsidiaries.

Income Tax Benefit (Expense)

Income tax expense consists primarily of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax asset is uncertain, including net operation losses (NOL), carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not. At December 31, 2021 and 2020, we had federal NOL carry-forwards of approximately $259.6 million and $201.5 million, respectively, and state NOL carry-forwards of approximately $64.5 million and $64.0 million, respectively. We had research and development tax credit carryforwards of approximately $3.9 million and $3.9 million, respectively for U.S. federal income tax purposes and $3.6 million and $3.6 million, respectively for state income tax purposes. Of the federal NOL carryforwards, approximately $148.4 million will expire in various years through 2036, if not utilized, and approximately $111.2 million will carry forward indefinitely. NOL carryforwards for state income tax purposes, if not utilized, will expire in various years through 2040. The research and development credit carryforwards for federal tax purposes will expire in various years through 2038, and state tax credits carry forward indefinitely.

	Year Ended December 31,			Change 2021 vs 2020
	2021	2020	2019	$	%
	(in thousands except percentage)
Income tax (expense) benefit	$(78)	$(1)	$8	$(77)	7700%

Liquidity and Capital Resources

As of December 31, 2021 and 2020, we had cash and cash equivalents of $559.5 million and $73.5 million, respectively. Historically, the primary sources of our liquidity have been cash generated from our operations and the issuance of shares of our common stock. In June 2020, we completed a follow-on public offering of our shares, resulting in net proceeds to us of $45.8 million after deducting underwriting discounts and commissions and deferred offering costs. On July 24, 2020, we paid down all outstanding loans with The Bank of Tokyo Mitsubishi UFJ, Ltd. ("MUFG") of $35.0 million and closed our credit facilities with MegaChips Corporation and Sumitomo Mitsui Banking Corporation ("SMBC"). On February 22, 2021, we completed an additional follow-on public offering, in which we issued and sold 1,500,000 shares of our common stock, resulting in net proceeds to us of $181.6 million after deducting underwriting discounts and commissions and deferred offering costs. On November 10, 2021 we completed a follow-on public offering, in which we issued and sold 1,300,000 shares of our common stock, resulting in net proceeds to us of $279.0 million after deducting underwriting discounts and commissions and deferred offering costs.

Our principal use of cash is to fund our operations to support growth. Our purchase obligations primarily include design and simulation licenses. As of December 31, 2021, such purchase obligations were $5.4 million. For information about our contractual obligations refer to "Note 5 - Lease" and “Note 6 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

We expect to continue our investing activities, primarily in the purchase of property and equipment and capitalized software, to support research and development, sales and marketing, product support, and administrative staff.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$59,078	$16,604	$7,378
Net cash used in investing activities	(33,788)	(7,793)	(3,202)
Net cash provided by financing activities	460,646	1,296	51,353
Net increase in cash and cash equivalents	$485,936	$10,107	$55,529

Operating Activities

In 2021, net cash provided by operating activities of $59.1 million was primarily due to net income of $32.3 million and non-cash expenses of $39.9 million, partially offset by a change in operating assets and liabilities of $13.1 million, Non-cash expenses were mainly related to depreciation and amortization and stock-based compensation expense. The changes in operating assets and liabilities resulted in cash provided primarily due to higher accounts receivables due to timing of shipments and an increase in inventories as we managed our inventory levels, partially offset by lower prepaid expenses and other current assets related to advance payments to suppliers for inventory and higher accounts payable and accrued expenses and other liabilities due to timing of payments.

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

In 2021, cash used in investing activities was $33.8 million. We paid $30.9 million largely to purchase test and other manufacturing equipment to support the increase in demand of our products and other property and equipment for general business purposes. We paid $2.9 million to purchase intangible assets.

In 2020, cash used in investing activities was $7.8 million and consisted primarily of the purchase of production masks, internally developed software, and other property and equipment for general business purposes.

Financing Activities

Cash provided by financing activities includes proceeds from borrowings and payments under our credit facilities and proceeds from issuance of shares.

In 2021, cash provided by financing activities was $460.6 million, consisting of proceeds from issuance of shares of $461.3 million net of underwriting commissions and discounts of $21.7 million and deferred offering costs of $0.6 million.

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

Critical Accounting Estimates

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

Revenue Recognition

We derive our revenue from product sales to distributors and resellers, who in turn sell to original equipment manufacturers or other end customers. We recognize product revenue, at a point in time, upon shipment when we satisfy our performance obligations as evidenced by the transfer of control of our products to customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products. Variable consideration is estimated and reflected as an adjustment to the transaction price. We determine variable consideration at the end of each reporting period, which consists primarily of price adjustments and product returns by estimating the amount of consideration we expect to receive from our customers based on historical experience. If variable considerations are anticipated to exceed historical experience, we may adjust our sales returns allowance accordingly to properly reflect our net revenue. Since our performance obligations relate to contracts with a duration of less than one year, we do not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of standard cost, determined using first-in first out method or market net realizable value. We review and set standard costs to approximate actual manufacturing costs. We perform detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that we are committed to purchase at the end of each reporting period. We write-down the inventory value for estimated deterioration, excess, obsolete and other factors based on management’s assessment of future demand and market conditions of our inventory. These estimates may include uncertain elements such as our demand forecast. These forecasts are developed based on current backlogs, inputs from our customers, and internal analyses which may consists of customer historical purchasing trends, actual and anticipated design wins, market and economic conditions, technology changes, new product introductions, changes in strategic direction and other factors. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin. Once written-down, inventory write-downs are not reversed until the inventory is sold or scrapped.

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

Interest Rate Risk

We had cash and cash equivalents of $559.5 million and $73.5 million as of December 31, 2021 and 2020, respectively, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant, and we believe that an immediate 10% change in interest rates would not have a material effect on our cash and cash equivalents. We paid down all our debt in the year 2020.

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

Shareholders and Board of Directors

SiTime Corporation

Santa Clara, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SiTime Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventory balance is stated at lower of cost or net realizable value. The valuation of inventories is adjusted by the Company when conditions indicated a decline in value due to obsolescence and is based on estimates for inventory levels in excess of management’s forecasted demand. Forecasting customer demand can be challenging due to uncertain elements such as market conditions outside the Company’s control.

We identified the valuation of inventory as a critical audit matter. To value inventory, management makes significant judgments related to: i) forecasting future demand for excess units on hand based on the Company’s historical sales and market conditions, and ii) obsolescence of certain products based on forecasted demand. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the appropriateness of management’s valuation methodology by evaluating quantitative and qualitative factors including (i) excess units on hand based on ending inventory quantities compared to forecasted shipment quantities, and (ii) obsolete inventory based on age, quality and other specifically identified units.
•
Testing the accuracy and completeness of underlying data used in management’s excess and obsolete inventory valuation assessment.
•
Evaluating the reasonableness of management's assumptions related to forecasted demand by (i) performing retrospective review of the Company’s prior year estimates to actual results, (ii) evaluating the reasonableness of sales forecasts by comparing to current backlog and historical sales data used in the analysis, and (iii) specific product considerations such as technology changes or alternative uses.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

San Jose, California

February 25, 2022

SiTime Corporation

Consolidated Balance Sheets

	As of
	December 31, 2021	December 31, 2020
	(in thousands, except per share data)
Assets:
Current assets:
Cash and cash equivalents	$559,461	$73,525
Accounts receivable, net	38,376	23,920
Related party accounts receivable	-	736
Inventories	23,630	12,350
Prepaid expenses and other current assets	4,476	2,649
Total current assets	625,943	113,180
Property and equipment, net	37,902	11,708
Intangible assets, net	5,977	2,069
Right-of-use assets, net	8,194	8,892
Other assets	193	162
Total assets	$678,209	$136,011
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$13,103	$6,182
Accrued expenses and other current liabilities	24,282	12,963
Total current liabilities	37,385	19,145
Lease liabilities	6,398	6,986
Other non-current liabilities	1,929	—
Total liabilities	45,712	26,131
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 20,825 and 17,150 shares issued and outstanding at December 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	663,614	173,274
Accumulated deficit	(31,119)	(63,396)
Total stockholders’ equity	632,497	109,880
Total liabilities and stockholders’ equity	$678,209	$136,011

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands, except per share data)
Revenue	$218,808	$116,156	$84,074
Cost of revenue	79,346	58,224	44,516
Gross profit	139,462	57,932	39,558
Operating expenses:
Research and development	52,104	31,652	23,795
Selling, general and administrative	54,515	34,893	20,636
Total operating expenses	106,619	66,545	44,431
Income (loss) from operations	32,843	(8,613)	(4,873)
Interest expense	-	(726)	(1,714)
Other expense, net	(488)	(32)	(28)
Income (loss) before income taxes	32,355	(9,371)	(6,615)
Income tax (expense) benefit	(78)	(1)	8
Net income (loss)	$32,277	$(9,372)	$(6,607)
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$32,277	$(9,372)	$(6,607)
Net income (loss) per share attributable to common stockholders, basic	$1.70	$(0.58)	$(0.63)
Net income (loss) per share attributable to common stockholders, diluted	$1.53	$(0.58)	$(0.63)
Weighted-average shares used to compute basic net income (loss) per share	19,006	16,064	10,558
Weighted-average shares used to compute diluted net income (loss) per share	21,144	16,064	10,558

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Consolidated Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	(in thousands)
Balances at December 31, 2018	10,000	$1	$58,431	$(47,417)	$11,015
Stock-based compensation expense	—	—	1,379	—	1,379
Net loss	—	—	—	(6,607)	(6,607)
Issuance of common stock upon initial public offering net of underwriting discounts and commissions and other offering costs	4,945	1	56,352	—	56,353
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	23	—	—	—	—
Balances at December 31, 2019	14,968	2	116,162	(54,024)	62,140
Stock-based compensation expense	—	—	14,816	—	14,816
Net loss	—	—	—	(9,372)	(9,372)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,525	—	45,789	—	45,789
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	657	—	(3,493)	—	(3,493)
Balances at December 31, 2020	17,150	$2	$173,274	$(63,396)	$109,880
Stock-based compensation expense	—	—	29,694	—	29,694
Net income	—	—	—	32,277	32,277
Issuance of common stock upon follow-on public offerings net of underwriting discounts and commissions and other offering costs	2,800	—	460,646	—	460,646
Issuance of shares upon vesting of restricted stock units	875	—	—	—	—
Balances at December 31, 2021	20,825	$2	$663,614	$(31,119)	$632,497

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$32,277	$(9,372)	$(6,607)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization expense	7,926	6,402	8,273
Stock-based compensation expense	29,992	16,009	1,379
Inventory write-down	1,817	1,446	321
Impairment of internal-use software	—	959	—
Other	117	106	9
Changes in assets and liabilities:
Accounts receivable	(14,456)	(6,261)	1,521
Related party accounts receivable	736	337	363
Inventories	(13,096)	(2,070)	8,144
Prepaid expenses and other assets	(1,859)	2,951	(3,145)
Accounts payable	5,826	2,606	(1,148)
Accrued expenses and other liabilities	9,798	3,491	(1,732)
Net cash provided by operating activities	59,078	16,604	7,378
Cash flows from investing activities
Purchase of property and equipment	(30,878)	(6,098)	(1,426)
Cash paid for intangibles	(2,910)	(1,695)	(1,776)
Net cash used in investing activities	(33,788)	(7,793)	(3,202)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	460,646	45,789	56,353
Tax withholding paid on behalf of employees for net share settlement	—	(3,493)	—
Proceeds from loans from financial institutions	—	35,000	—
Principal payments on loans to financial institutions	—	(76,000)	(2,000)
Principal payments on loan to MegaChips	—	-	(3,000)
Net cash provided by financing activities	460,646	1,296	51,353
Net increase in cash and cash equivalents	485,936	10,107	55,529
Cash and cash equivalents
Beginning of period	73,525	63,418	7,889
End of period	$559,461	$73,525	$63,418
Supplemental disclosure of cash flow information
Interest paid during the period	$-	$799	$2,167
Income taxes paid	24	1	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	1,437	343	77
Unpaid intangibles, net	3,178	—	—
Right-of-use assets acquired under operating leases	689	382	10,763

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

During 2021, the Company experienced a growth in demand for some of its products, however, there are a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, and affecting outsourced semiconductor assembly and test providers, which has limited and may continue to limit the Company's ability to fully satisfy the increase in demand. If the Company cannot ship its products to its customers on time and in the quantity required as a result of this supply constraint the Company's sales could decline and the Company could lose customers. As a result of the COVID-19 pandemic the Company has also experienced some delay and disruption in the manufacture, shipment, and sales of its products. In addition, the production capabilities of the Company's suppliers have been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders.

The COVID-19 pandemic has negatively impacted business activity across the globe and has impacted the Company's employees and operations. The inputs into the Company’s judgments and estimates consider the economic implications of the COVID-19 pandemic, as the Company knows them, on the Company’s critical and significant accounting estimates. The extent to which the COVID-19 pandemic may impact the Company’s business will depend on future developments, which are highly uncertain, including the future effects of the COVID-19 pandemic on its employees, customers, suppliers, results of operations, financial condition, or liquidity for 2022 and beyond. To date, the Company has experienced minimal impact from any supplier disruption resulting from COVID-19.

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

On June 16, 2020, the Company completed a follow-on public offering (“June 2020 Offering”), in which it issued and sold 1,525,000 shares of its common stock, resulting in net proceeds to the Company of $45.8 million after deducting underwriting discounts and commissions of $2.7 million and deferred offering costs of $0.3 million.

On February 22, 2021, the Company completed an additional follow-on public offering, in which we issued and sold 1,500,000 shares of its common stock, resulting in net proceeds to the Company of $181.6 million after deducting underwriting discounts and commissions of $8.6 million and deferred offering costs of $0.3 million.

On November 10, 2021 the Company completed a follow-on public offering, in which it issued and sold 1,300,000 shares of its common stock, resulting in net proceeds to the Company of $279.0 million after deducting underwriting discounts and commissions of $13.2 million and deferred offering costs of $0.3 million.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant areas requiring the use of management estimates and assumptions include revenue recognition, non-recurring engineering services, estimate of reserve for excess and obsolete inventories, sales and warranty reserves, estimate of reserves for accounts receivable, internally developed software capitalization, and valuation allowances for deferred tax assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Foreign Currency Remeasurement

The Company and its wholly-owned subsidiaries use the U.S. dollar as the functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses are remeasured using an average exchange rate in effect for the period, except for items related to non-monetary assets and liabilities, which are measured at historical exchange rates. Gains or losses from foreign currency remeasurement and transactions are included in other expense, net. For the years ended December 31, 2021, 2020, and 2019, foreign currency remeasurement and transactions gains and losses resulting in a net charge of $0.5 million, $0.1 million and less than $0.1 million, respectively.

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

At December 31, 2021 and 2020, cash balances in bank checking and savings accounts of $339.3 million and $18.4 million, were valued using Level 1 of the fair value hierarchy. At December 31, 2021 and December 31, 2020, highly liquid money market funds of $220.2 million and $55.1 million, respectively, were valued using Level 1, of the fair value hierarchy, quoted prices in active markets for identical assets and are included in cash equivalents.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents amount is subject to concentration of credit risk. Substantially all of the Company's cash and cash equivalents balances are in excess of Federal Deposit Insurance Corporation insurance limits with financial institutions.

The Company extends credit based on an evaluation of the customer’s financial condition and collateral is not typically required. The Company primarily sells its products through third-party distributors and resellers. For the years ended December 31, 2021, 2020, and 2019, three distributors directly accounted for 10% or more of the Company’s revenue.

The following table discloses these customers’ percentage of revenue for the respective periods:

	Year Ended December 31,
	2021	2020	2019
Customer
Pernas Electronics Co. Ltd.	24%	26%	17%
Quantek Technology Corporation	10%	18%	22%
Arrow Electronics, Inc.	14%	15%	19%

Revenue from sales to one end customer through multiple distributors accounted for 22%, 40% and 23% of consolidated revenues for the years ended December 31, 2021, 2020, and 2019, respectively. No other distributors or end customers accounted for 10% or more of the Company's consolidated revenues for the years ended December 31, 2021, 2020, and 2019.

At December 31, 2021 and 2020, three customers accounted for 10% or more of accounts receivable, as disclosed below:

	As of December 31,
	2021	2020
Customer
Pernas Electronics Co. Ltd.	16%	31%
Quantek Technology Corporation	13%	22%
Smith & Associates	11%	n/a
Arrow Electronics, Inc.	14%	18%

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company, at least quarterly, assesses the recoverability of all inventories to determine whether adjustments are required to record inventory at the lower of cost or net realizable value. The Company reduces the value of inventory by establishing excess and obsolete inventories reserves based on management’s assessment of future demand and market conditions. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded value of inventory. Inventory reserve write-downs, once established, are not released until the related inventory has been sold or scrapped. Rebates from the Company’s foundries are recorded as a reduction of inventory cost and are recognized in cost of revenue over the inventory turnover days of the Company. Most of the Company’s inventory is warehoused at its contract manufacturers.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation of property and equipment is recognized on a straight-line basis over the estimated useful lives of the respective assets as follows:

Lab and manufacturing equipment	3 to 7 years
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful lives of the assets

The Company capitalizes the costs of purchased mask sets that are utilized during the photolithography phase of manufacturing our products, when technological feasibility and marketability have been established. The capitalization occurs upon the completion of a detailed design, the absence of significant development uncertainties and the determination of market acceptance. Such amounts are included in property and equipment in the consolidated balance sheets and are amortized to cost of revenue over their estimated useful life of 5 to 7 years. However, if significant uncertainties exist regarding the future utility of a particular mask set, then its related costs are expensed to research and development at the time the significant uncertainties are identified.

Maintenance and repair costs are charged to expense as incurred, and expenditures that extend the useful lives of assets are capitalized. Upon retirement or sale of the property and equipment, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recorded in operating expenses.

Intangible Assets

Intangible assets include the costs related to acquired software as well as costs related to software internally developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development. The Company develops proprietary design automation software for its MEMS-based resonators. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the software are capitalized. The Company defines the configuration and coding process as the application development stage. Capitalized internal use software costs are amortized, on a straight-line basis under cost of revenue over the estimated useful life of approximately 2 to 3 years. Purchased intangibles with finite lives are amortized using the straight-line method over the estimated economic lives of the assets of 3 to 5 years.

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

Warranty

The Company provides limited lifetime warranty coverage on all of its products by guaranteeing that all timing components from the Company will be free from defects in workmanship and materials and will conform to specifications for the life of the system. This assurance-type warranty is not considered a separate performance obligation, and thus no transaction price is allocated to it. The Company records the warranty costs in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets based on the expected timing of the related payments. To date, the Company has had negligible returns of any defective products, and hence the warranty reserve balances as of December 31, 2021 and 2020 were less than $0.1 million.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and The Coronavirus Aid, Relief, and Economic Security (“CARES Act”) , make broad and complex changes to the U.S. tax code. These computations require significant judgments and estimates to be made regarding the interpretation of the provisions within the Tax Act along with the preparation and analysis of information not previously required.

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

As a practical expedient, the Company records the incremental costs of obtaining a contract, consisting primarily of sales commissions, when incurred because the amortization period is one year or less. These costs are recorded within sales and marketing expenses. The Company entered into a distribution agreement with MegaChips, whereby the Company appointed MegaChips as the exclusive distributor of its products in Japan. The Company recognizes revenue upon shipment derived from sales of products through MegaChips in the amount of expected payments from parties which purchased the products as adjusted for estimated price concessions and product returns. In connection with the Company's efforts to contract directly with distributors in Japan, the Company and MegaChips mutually terminated the Distribution Agreement effective November 3, 2021.

Cost of Revenue

Cost of revenue consists of wafers acquired from third-party foundries, assembly, packaging, and test cost of the Company’s products paid to third-party contract manufacturers, and personnel and other costs associated with the manufacturing operations of the Company. Cost of revenue also includes depreciation of production equipment, inventory write-downs, amortization of internally developed software, shipping and handling costs, and allocation of overhead and facility costs. The Company also includes credits for rebates received from foundries in cost of revenue.

Research and Development Expenses

Research and development costs consist primarily of personnel cost, material cost, and facilities related expenses, incurred in the course of planned research and development of new products. Research and development costs are expensed as incurred.

Non-recurring engineering services

The Company has certain contracts to provide non-recurring engineering (NRE) services for research and development arrangements through 2023, which do not meet the requirement to be accounted for under ASC 606, Revenue from Contracts with Customers. The Company recognizes the payments received under these NRE arrangements as liabilities and recognizes them as an offset to research and development expense as the company achieve the milestones of the contract. As the progress towards completion occurs, the Company uses an input method based on the ratio of costs incurred to date to total estimated costs of the project. Significant judgment is required to estimate the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement. A liability of $5.7 million and $0.5 million was recorded as accrued expenses and other current liabilities, and other non-current liabilities, respectively, in the consolidated balance sheet as of December 31, 2021. For the year ended December 31, 2021, the Company recorded $2.4 million as a reduction of research and development expenses in the consolidated statement of operations. There were no reduction of research and development expenses recorded during the years ended December 31, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel costs, field application engineering support, travel costs, professional and consulting fees, accounting and audit fees, legal, advertising expenses, and allocated overhead costs. Selling, general and administrative costs are expensed as incurred. Advertising expenses were $1.5 million, $0.3 million and $0.3 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock-Based Compensation

The Company grants restricted stock units (“RSUs”) of its own common stock and such grants are valued at the fair market value of the Company’s stock on the date of the grant and recognizes the compensation expense using the straight-line method over the requisite service period.

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

The Company recognizes forfeitures as they occur.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. Refer to "Note 3 - Net Income (Loss) Per Share" for further discussion regarding potentially dilutive and anti-dilutive securities.

Comprehensive Income (Loss)

The Company has no components of other comprehensive income loss. Therefore, net income (loss) equals comprehensive income (loss) for all periods presented.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of this standard on January 1, 2021 did not have any impact on the Company’s consolidated financial position, results of operations, cash flows or financial disclosures.

3. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Year Ended December 31
	2021	2020	2019
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$32,277	$(9,372)	$(6,607)
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	19,006	16,064	10,558
Dilutive effect of employee equity incentive plans	2,138	-	-
Weighted average shares used to compute diluted net income (loss) per share	21,144	16,064	10,558
Net income (loss) attributable to common stockholders per share, basic	$1.70	$(0.58)	$(0.63)
Net income (loss) attributable to common stockholders per share, diluted	$1.53	$(0.58)	$(0.63)

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of vested restricted stock units using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the year ended December 31, 2021, 2020 and 2019 the Company had 3,955, 2,095,135 and 118,545 potential shares from share-based awards that are anti-dilutive, respectively. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted loss per share for the years ended December 31, 2020 and 2019 due to the net losses reported in these periods.

4. Balance Sheets Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Accounts receivable, gross	$38,426	$23,970
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$38,376	$23,920

Inventory

Inventory consisted of the following:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Raw materials	$1,841	$435
Work in progress	16,963	10,184
Finished goods	4,826	1,731
Total inventories	$23,630	$12,350

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Advance to suppliers	$—	$853
Prepaid expenses	2,398	1,074
Other current assets	2,078	722
Total prepaid and other current assets	$4,476	$2,649

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Lab and manufacturing equipment	$44,283	$21,958
Computer equipment	1,977	1,121
Furniture and fixtures	433	237
Construction in progress	7,100	638
Leasehold improvements	5,211	4,134
	59,004	28,088
Accumulated depreciation	(21,102)	(16,380)
Total property and equipment, net	$37,902	$11,708

Depreciation expense related to property and equipment was $5.7 million, $3.7 million, and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	December 31, 2021			December 31, 2020
	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Internal use software	$9,434	$(8,633)	$801	$9,377	$(8,312)	$1,065
Purchased intangibles	11,703	(6,527)	5,176	5,663	(4,659)	1,004
Intangible assets	$21,137	$(15,160)	$5,977	$15,040	$(12,971)	$2,069

Amortization expense for intangible assets was $2.2 million, $2.7 million, and $4.9 million, for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, the Company purchased and capitalized software costs of $6.0 million to support research and development efforts. During the year ended December 31, 2020, the Company recorded impairment charges of $1.0 million related to capitalized cost of software that was within the development phase and was being developed solely to meet the Company’s internal needs. The impairment charge was recorded as research and development expense in the consolidated statement of operations.

As of December 31, 2021 and 2020, the Company had $0.8 million and $0.7 million, respectively, of intangibles that were still in development stage and were not being amortized. The estimated aggregate future amortization expense for intangible assets in development stage and subject to amortization as of December 31, 2021 is summarized as below:

As of
December 31, 2021
(in thousands)
2022	$2,277
2023	2,207
2024	1,311
2025	168
2026	14
$5,977

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Accrued payroll and related benefits	$7,237	$5,362
Deferred non-recurring engineering services	5,666	-
Revenue reserves	4,517	3,063
Short term lease liability	1,336	1,264
Accrued customer rebates	784	380
Other accrued expenses	4,742	2,894
Total accrued expenses and other current liabilities	$24,282	$12,963

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

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of December 31, 2021 and 2020:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Right-of-use assets	$8,194	$8,892
Lease liabilities included in accrued expenses and other current liabilities	1,336	1,264
Lease liabilities - non-current	6,398	6,986
Total operating lease liabilities	$7,734	$8,250
Weighted-average remaining lease term (years)	5.0	5.9
Weighted-average discount rate	4.5%	4.2%

The table below presents certain information related to the lease costs for operating leases for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31
	2021	2020	2019
	(in thousands)
Operating lease cost	$1,761	$1,696	$1,419
Short-term lease cost	579	356	313
Variable lease cost	599	332	494
Total lease cost	$2,939	$2,384	$2,226

Cash paid for operating lease liabilities was $1.7 million, $2.3 million, and $3.9 million for the years ended December 31, 2021, 2020, and 2019 respectively. The Company sub-leased a portion of its Santa Clara facility through March 31, 2019 and received $0.1 million in sub-lease income for the year ended December 31, 2019, which was included in the short-term lease cost above.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2021:

(in thousands)
2022	$1,633
2023	1,737
2024	1,698
2025	1,580
2026	1,622
2027 and beyond	416
Total minimum lease payments	8,686
Less: amount of lease payments representing interest	(952)
Present value of future minimum lease payments	7,734
Less: current obligations under leases	(1,336)
Long-term lease liabilities	$6,398

During the three months ended December 2021, the Company entered into three operating leases that commence in 2022 with 2 to 5.3 year terms, for which the Company expects to record Right-of Use Asset of approximately $3.0 million and a Lease Liability of approximately $3.0 million at the commencement of these leases.

6. Commitments and Contingencies

Purchase Commitments

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. As of December 31, 2021, the Company had commitments totaling $5.4 million primarily for design and simulation licenses which will be paid through June 2024.

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

7. Debt Obligations

Terminated Revolving Lines of Credit and Loans

The Bank of Tokyo-Mitsubishi Credit Facility

On August 31, 2015, the Company entered into a bank transaction agreement with The Bank of Tokyo Mitsubishi UFJ, Ltd. ("MUFG"). The agreement provided for a revolving line of credit with a maximum available borrowing of $20.0 million, which was increased to $50.0 million in June 2018. Between August 2015 and December 31, 2019, the Company borrowed $139.0 million in several draw-downs against the revolving line of credit with terms ranging from one month to one year and interest rate ranging between 1.01% to 4.07%.

On July 24, 2020, the Company paid $76.0 million to pay down all outstanding loans and cancel the line of credit with MUFG of which $12.0 million of loans were prepaid with a penalty of $0.1 million.

Sumitomo Mitsui Banking Corporation Credit Facility

On September 22, 2017, the Company entered into an uncommitted and revolving credit line agreement with Sumitomo Mitsui Banking Corporation (SMBC). The revolving credit line has a maximum available borrowing availability of up to $20.0 million. The Company could draw loans under the revolving credit line from time to time through September 21, 2018, as long as the principal amount at any time did not exceed $20.0 million in the aggregate. Such term was extended for an additional year through September 20, 2019 and further extended for an additional year through September 21, 2020. The Company repaid the remaining outstanding balance of $2.0 million on the SMBC revolving credit line during 2019 and closed its line of credit in September 2020.

MegaChips Loan

On September 13, 2016, the Company entered into a loan agreement with MegaChips for a revolving credit limit of up to $30.0 million (the “MegaChips Loan Agreement”). Loans under the MegaChips Loan Agreement bore interest at a rate equal to the interest rate at which MegaChips procured the funds from SMBC, plus 0.09%. The outstanding balance of $3.0 million under the revolving line with MegaChips was repaid on December 12, 2019 upon maturity. During the year ended December 31, 2020, the Company closed its revolving line of credit with MegaChips.

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

9. Stock-based Compensation

SiTime Corporation 2019 Stock Incentive Plan

Upon completion of its IPO in November 2019, the Company adopted the SiTime Corporation 2019 Stock Incentive Plan (the “2019 Plan”), which initially reserved approximately 3.4 million shares of the Company’s common stock. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2019 Plan vest at the rate specified by the plan administrator, for restricted stock unit awards primarily over two to five years. As of December 31, 2021, 0.4 million shares were still reserved for issuance.

Activity of RSUs, cash restricted stock unit award (“CRSU”) and performance based restricted stock unit awards ("PRSU") granted under the 2019 Plan is set forth below:

	RSU	Grant Date	CRSU	Grant Date	PRSU	Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	per share	Shares	per share	Shares	per share
Balance at December 31, 2018	—	—	—	—	—	—
Granted	3,012,399	13.00	—	—	—	—
Vested	(23,077)	13.00	—	—	—	—
Forfeited	-	—	—	—	—	—
Balance at December 31, 2019	2,989,322	13.00	—	—	—	—
Granted	682,517	53.42	11,844	48.62	—	-
Vested	(766,934)	15.46	(11,220)	49.37	—	-
Forfeited	(169,199)	13.72	—	—	—	—
Balance at December 31, 2020	2,735,706	22.35	624	35.05	—	-
Granted	438,474	128.55	3,025	111.93	58,954	261.39
Vested	(874,462)	27.94	(3,649)	98.78	—	-
Forfeited	(72,521)	33.34	—	—	—	—
Balance at December 31, 2021	2,227,197	40.56	—	-	58,954	261.39

The difference between the number of RSUs vested and the shares of common stock issued during the year ended December 31, 2020 is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting. The total fair value, as of the vesting date, of awards vested during the years ended December 31, 2021, 2020 and 2019 were $161.2 million, $43.7 million and $0.3 million, respectively.

Executive Bonus and Retention Plan

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”). In August 2020, the Compensation Committee approved target bonus amounts and performance goals for the second half of the fiscal year 2020 (the “2020 Goals”), in January 2021, the Compensation Committee approved target bonus amounts and performance goals for the first half of the fiscal year 2021 (the “1H2021 Goals”), and in July 2021 the Compensation Committee approved target bonus amounts and performance goals for the second half of the fiscal year 2021 (the “2H2021 Goals”). The 2020 Goals, the 1H2021 Goals and the 2H2021 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in a variable amount of RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the consolidated cash flow statements.

When such awards are granted in RSUs upon achievement of goals, the Company reclassifies the liability to additional paid in capital. The liability of $1.5 million for 2H2021 Goals was recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2021. Actual payouts for 2020 Goals ranged from 119% to 144% of target, for 1H2021 Goals ranged from 76% to 141% of target, and 2H2021 Goals ranged from 138% to 150% of target, in each case based on performance.

On December 17, 2021, the Compensation Committee of the Company approved PRSUs with performance goals for the year 2022 (the “PRSU 2022 Goals”). The PRSU 2022 Goals are based on the achievement of revenue. These grants are included in the RSU awards granted in the table above.

In the year ended December 31, 2020, the Company granted CRSUs as part of an employee bonus plan. The Company ended this program effective April 1, 2021. Generally, such units were granted quarterly and fully vested at the end of the quarter they were granted except units granted to new hires that had a one-year cliff vesting. Such awards were classified as liability-based awards.

Total stock-based compensation expense for employees recognized in the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Equity based awards
Cost of revenue	$1,654	$613	$36
Research and development	11,087	4,682	346
Selling, general and administrative	14,422	9,521	997
	$27,163	$14,816	$1,379
Liability based awards - to be settled in equity
Cost of revenue	$114	$—	$—
Research and development	492	445	-
Selling, general and administrative	2,223	748	-
	2,829	1,193	-
Total stock-based compensation - equity and liability based	$29,992	$16,009	$1,379

Liability based awards - cash settled
Cost of revenue	$102	$264	$—
Research and development	143	415	-
Selling, general and administrative	108	278	-
	$353	$957	$—
Total stock-based compensation expense	$30,345	$16,966	$1,379

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$27,163	$14,816	$1,379
Liability based awards - settled in equity	2,531	-	-
Total stock-based compensation expense recorded to additional paid-in capital	$29,694	$14,816	$1,379

At December 31, 2021, there was $82.5 million and $0.6 million of unrecognized compensation costs related to RSUs granted and liability-based awards, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.24 years and 0.43 years for liability-based awards.

10. Income Taxes

The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$32,379	$(9,645)	$(6,485)
Foreign	(24)	274	(130)
	$32,355	$(9,371)	$(6,615)

The components of income tax (expense) benefit were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$(12)	$(1)	$8
Foreign	(66)	—	—
	$(78)	$(1)	$8

The material components of the deferred tax assets and liabilities consisted of net operating loss carry-forwards and tax credit carry-forwards.

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Deferred tax assets (liabilities):
Accrual, write-down and other	$5,442	$3,249	$2,469
Depreciation and amortization	(818)	257	76
Net operating loss and credits carry forwards	64,690	52,445	42,949
Total gross deferred tax assets (liabilities)	69,314	55,951	45,494
Valuation allowance	(69,314)	(55,951)	(45,494)
Total net deferred tax assets	$—	$—	$—

The net valuation allowance increased by $13.4 million for the year ended December 31, 2021.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
US Federal Rate	21.0%	21.0%	21.0%
R&D Credits	-	-	(10.9)
Permanent differences and others	(63.3)	90.4	(18.3)
Change in valuation allowance	42.3	(111.4)	8.2
	0.0%	0.0%	0.0%

The reported amount of income tax expense differs from an expected amount based on statutory rates primarily due to the Company’s valuation allowance.

As of December 31, 2021 and 2020, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company has federal net operating loss carry-forwards of approximately $259.6 million and $201.5 million, respectively, and state net operating loss carry-forwards of approximately $64.5 million and $64.0 million, respectively. At December 31, 2021 and 2020, the Company has net operating loss carryforwards for foreign income tax purposes of approximately $2.3 million and $2.2 million, respectively. These federal, state, and foreign net operating loss carry-forwards will expire beginning in 2025, 2028, and 2028, respectively. Of the total federal net operating loss carryforward, $111.2 million will not expire as a result of the Tax Act.

At December 31, 2021 and 2020, the Company also has federal research and development tax credit carry-forwards of approximately $3.9 million and $3.9 million, respectively, and state research and development tax credit carry-forwards of approximately $3.6 million and $3.6 million, respectively. The federal tax credits begin to expire in 2025, and the California tax credits carry forward indefinitely.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“the Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2021 and 2020, the Company had $2.4 million and $2.4 million of total unrecognized tax benefits. The Company currently has a full valuation allowance against its net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to full valuation allowance of the Company’s deferred tax assets. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2021 and 2020, the Company had immaterial amounts related to the accrual of interest and penalties.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2021	2020
	(in thousands)
Beginning balance	$2,436	$2,184
Increase (decrease) in balance related to tax position taken during prior periods	—	—
Increase (decrease) in balance related to tax position taken during the current period	(5)	252
Ending balance	$2,431	$2,436

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the years ended December 31, 2021 and 2020.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. Due to the Company’s net losses, its federal, state and local, and foreign tax returns since inception are subject to audit.

As of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are as follows:

Jurisdiction	Earliest Tax Year Subject to Examination
U.S. federal	2018
California State	2017
Michigan State	2017

11. 401(k) Plan

The Company has a 401(k) retirement plan that qualifies as a defined contribution plan. All employees are eligible to participate on the first day of the month following their hire date with the Company. Under the defined contribution plan, employees may contribute up to the lesser of 90% of their pre-tax salaries per year or the maximum contribution allowed under the Code. The Company may make discretionary matching contributions, if deferral contributions are made by the employees. The Company’s matching contributions for the years ended December 31, 2021, 2020, and 2019 resulted in expense of $1.0 million, $0.6 million, and $0.6 million respectively.

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

Revenue by geographic area are presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers, or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)
Taiwan	$66,390	$55,789	$39,060
Hong Kong	82,503	30,306	16,534
United States	14,221	8,522	5,677
Other	55,694	21,539	22,803
Total	$218,808	$116,156	$84,074

The following table sets forth the Company’s total property and equipment and intangible assets attributable to operations by country as of the periods presented:

	As of
	December 31, 2021	December 31, 2020
United States	57%	68%
Malaysia	31%	7%
Taiwan	5%	12%
Other	7%	13%

13. Related Party Transactions

The Company entered into an agreement with MegaChips, whereby the Company appointed MegaChips as a non-exclusive sales representative of its products in Japan. The Company sold products through MegaChips to distributors, resellers, or direct customers in Japan. The Company paid MegaChips a fixed percentage of the revenue as sales commission, which is recorded as commission expense and included in sales and marketing in the consolidated statements of operations and comprehensive loss. In connection with the Company's efforts to contract directly with distributors in Japan, the Company and MegaChips mutually terminated the Distribution Agreement effective November 3, 2021.

MegaChips has been the largest stockholder of the Company and held approximately 24.0% and 43.7% of the Company’s outstanding common stock as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021 and 2020, the Company had accounts receivable from MegaChips of $0.0 million and $0.7 million, respectively.

During the year ended December 31, 2020, the Company entered into an asset purchase agreement with MegaChips Corporation. The Company recorded the equipment of $0.1 million on the consolidated balance sheet under “Property and equipment, net.”

During the year ended December 31, 2020 the Company entered into an equipment purchase agreement with MegaChips Taiwan Corporation, a wholly-owned subsidiary of MegaChips Corporation. The Company recorded the equipment of $0.1 million on the consolidated balance sheet under “Property and equipment, net.”

During the year ended December 31, 2020 the Company entered into a services and secondment agreement with MegaChips LSI USA Corporation, a wholly-owned subsidiary of MegaChips Corporation. The Company records the transactions as consulting expenses as part of its research and development expense on the consolidated statement of operations and comprehensive loss. The service and secondment agreement with MegaChips LSI USA Corporation was terminated on August 31, 2021.

In May 2021, the Company signed a consulting agreement with Akira Takata, a member of the Board of Directors of the Company. As a consultant, Mr. Takata provided sales consulting services through December 31, 2021, for which he received monthly cash fees of $5,000, reimbursement of expenses, and an equity award of 500 RSUs that fully vested on November 20, 2021. In December 2021, the Company signed an amendment to extend the consulting agreement with Akira Takata through December 31, 2022.

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

Components of Statement of Operations and Comprehensive Loss	Year ended December 31,
	2021	2020	2019
	(in thousands)
MegaChips
Sales through distribution agreement	$8,167	$5,714	$5,071
License expense	—	148	158
Commission expense	340	228	202
Interest expense	—	—	94
Affiliates
Consulting fees	254	380	—

Components of Consolidated Cash Flows	Year Ended December 31,
	2021	2020	2019
	(in thousands)
MegaChips
Cash paid for principal	$—	$—	$3,000
Cash paid for equipment	—	209	—
Cash paid for commissions	340	228	228
Cash paid for licenses	—	25	329
Affiliates
Cash paid for consulting fees	254	380	—

14. Subsequent Events

Adoption of Inducement Plan

On February 23, 2022, the Compensation Committee of the Board of Directors of SiTime (the “Committee”) approved and adopted the SiTime Corporation 2022 Inducement Award Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock units, and other stock-based awards. The Inducement Plan’s terms are substantially similar to the terms of SiTime’s 2019 Stock Incentive Plan, with the addition of certain terms and conditions intended to comply with the Nasdaq inducement award exception. The Inducement Plan was adopted by the Committee without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Committee has reserved 250,000 shares of SiTime’s common stock for issuance pursuant to awards granted under the Inducement Plan (subject to customary adjustments in the event of a change in capital structure of SiTime). Awards under the Inducement Plan may be granted only to employees who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules, and only when the award is an inducement material to such individual’s entering into employment with SiTime, its subsidiaries or its affiliates within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

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

Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

SiTime Corporation

Santa Clara, CA

Opinion on Internal Control over Financial Reporting

We have audited SiTime Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 25, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Santa Clara, California

February 25, 2022

Item 9B. Other Information.

Adoption of Inducement Plan

On February 23, 2022, the Compensation Committee of the Board of Directors of SiTime (the “Committee”) approved and adopted the SiTime Corporation 2022 Inducement Award Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock units, and other stock-based awards. The Inducement Plan’s terms are substantially similar to the terms of SiTime’s 2019 Stock Incentive Plan, with the addition of certain terms and conditions intended to comply with the Nasdaq inducement award exception. The Inducement Plan was adopted by the Committee without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Committee has reserved 250,000 shares of SiTime’s common stock for issuance pursuant to awards granted under the Inducement Plan (subject to customary adjustments in the event of a change in capital structure of SiTime). Awards under the Inducement Plan may be granted only to employees who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules, and only when the award is an inducement material to such individual’s entering into employment with SiTime, its subsidiaries or its affiliates within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

The foregoing description of the terms of the Inducement Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Inducement Plan, which is filed as Exhibit 10.29 to this Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Election of Directors – Directors and Nominees” and “Election of Directors – Executive Officers, Directors and Director Nominees” in our definitive proxy statement to be filed with the SEC, in connection with our 2022 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

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

We have a separately designated standing audit committee of our board of directors (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Raman K. Chitkara, Edward H. Frank, and Torsten G. Kreindl. All of such members meet the independence standards established by the Nasdaq listing rules for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our board of directors has determined that Messrs. Chitkara and Kreindl qualify as an “audit committee financial expert” within the meaning of such regulations. The Audit Committee financial report required by this item will be contained in our Proxy Statement under the caption “Report of the Audit Committee of the Board of Directors” and is hereby incorporated by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:
1.
Financial Statements:

2.
Financial Statement Schedule (Valuation and Qualifying Accounts) for the years ended December 31, 2021, 2020, and 2019:

Schedule II—Valuation and Qualifying Accounts	87

3.
Exhibits:

The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

Exhibit Index

		Incorporation by Reference
Exhibit				Exhibit/Appendix		Filed
Number	Exhibit Description	Form	File Number	Reference	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of SiTime Corporation	8-K	001-39135	3.1	11/26/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39135	3.2	6/29/2021

4.1	Form of Common Stock Certificate of the Company	S-1	333-234305	4.1	10/23/2019

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39135	4.2	2/16/2021

10.1+	Form of Indemnification Agreement between the Company and its directors and officers	10-K	001-39135	10.1	2/16/2021

10.2+	2019 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder	S-1	333-234305	10.2	10/23/2019

10.3+	New Terms of Employment, dated October 21, 2014, between Rajesh Vashist and the Company	S-1	333-234305	10.3	10/23/2019

10.4+	Amendment to Terms of Employment Letter, dated June 14, 2016, between Rajesh Vashist and the Company	S-1	333-234305	10.4	10/23/2019

10.5+	Offer of Employment, dated September 24, 2019, between Arthur D. Chadwick and the Company	S-1	333-234305	10.5	10/23/2019

10.6+	Offer of Employment, dated January 27, 2018, between Lionel Bonnot and the Company	S-1	333-234305	10.6	10/23/2019

10.7+	New Terms of Employment, dated October 20, 2014, between Piyush B. Sevalia and the Company	S-1	333-234305	10.7	10/23/2019

10.8+	Change of Control and Severance Agreement, between the Company and Rajesh Vashist	S-1	333-234305	10.8	10/23/2019

10.9+	Form of Change of Control and Severance Agreement, between the Company and its Executives	S-1	333-234305	10.9	10/23/2019

10.12	Integration and Purchase Agreement, dated March 15, 2019, between the Company and MegaChips Corporation	S-1	333-234305	10.16	10/23/2019

10.13	Lease, dated April 15, 2016, between the Company and Batton Associates, LLC	S-1	333-234305	10.17	10/23/2019

10.14*	License Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.18	10/23/2019

10.15*	Amended and Restated Manufacturing Agreement, dated February 23, 2017, between the Company and Robert Bosch LLC	S-1	333-234305	10.19	10/23/2019

10.16*	Amendment No. 1 to Amended and Restated Manufacturing Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.20	10/23/2019

10.18*	Asset purchase agreement dated February 20, 2020, by and among MegaChips Taiwan Corporation and SiTime Corporation	10-Q	001-39135	10.2	5/7/2020

10.19+	Offer of Employment, dated June 5, 2020, between Vincent P. Pangrazio and SiTime Corporation	8-K	001-39135	10.1	6/9/2020

10.20+	Executive Bonus and Retention Plan	10-Q	001-39135	10.2	8/6/2020

10.21*	Asset Purchase Agreement dated August 4, 2020, by and among MegaChips Corporation and SiTime Corporation	10-Q	001-39135	10.3	8/6/2020

10.22+	Offer of Employment dated November 16, 2020, between Fari Assaderaghi and SiTime Corporation	10-K	001-39135	10.22	2/16/2021

10.23+	Independent Director Compensation Policy	10-K	001-39135	10.23	2/16/2021

10.24+	Letter Agreement dated April 1, 2021 between Christine Heckart and SiTime Corporation	8-K	001-39135	10.1	4/5/2021

10.25+	Consulting Agreement, dated May 15, 2021, between Akira Takata and SiTime Corporation	10-Q	001-39135	10.2	8/5/2021

10.26+	Amendment No. 1 to Consulting Agreement, dated December 30, 2021, between Akira Takata and SiTime Corporation					X

10.27	First Amendment to Lease, dated January 7, 2021, between Batton Associates, LLC and SiTime Corporation	10-Q	001-39135	10.1	11/4/2021

10.28+	Letter Agreement, dated October 18, 2021, between Rajesh Vashist and SiTime Corporation					X

10.29+	SiTime Corporation 2022 Inducement Award Plan and Form of Restricted Stock Unit Agreement					X

21.1	Subsidiaries of the Company					X

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

All references to documents filed as exhibits to periodic reports are to periodic reports of SiTime Corporation, SEC File No. 001-39135.

_____________

+ Indicates a management contract or compensatory plan.

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

Item 16. Form 10-K Summary.

None

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Valuation and Qualifying Accounts
	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts	Deductions Credited to Expenses or Other Accounts	Balance at End of Period
	(in thousands)
Allowance for credit losses
Year Ended December 31, 2021	$50	$—	$—	$50
Year Ended December 31, 2020	$129	$—	$(79)	$50
Year Ended December 31, 2019	$168	$—	$(39)	$129
Deferred tax valuation allowance
Year Ended December 31, 2021	$55,951	$13,363	$—	$69,314
Year Ended December 31, 2020	$45,494	$10,457	$—	$55,951
Year Ended December 31, 2019	$45,496	$—	$(2)	$45,494

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiTime Corporation

Date: February 25, 2022	By:	/s/ Arthur D. Chadwick
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

Name	Title	Date

/s/ Rajesh Vashist	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Rajesh Vashist

/s/ Arthur D. Chadwick	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022
Arthur D. Chadwick

/s/ Raman K. Chitkara	Director	February 25, 2022
Raman K. Chitkara

/s/ Edward H. Frank	Director	February 25, 2022
Edward H. Frank

/s/ Torsten G. Kreindl	Director	February 25, 2022
Torsten G. Kreindl

/s/ Katherine E. Schuelke	Director	February 25, 2022
Katherine E. Schuelke

/s/ Akira Takata	Director	February 25, 2022
Akira Takata

/s/ Christine Heckart	Director	February 25, 2022
Christine Heckart

/s/ Tom D. Yiu	Director	February 25, 2022
Tom D. Yiu