Form 10-Q
period 2022-03-31
SITIME Corp
filed 2022-05-05
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 29, 2022, the registrant had 21,041,857 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$571,454	$559,461
Accounts receivable, net	30,651	38,376
Inventories	30,753	23,630
Prepaid expenses and other current assets	4,890	4,476
Total current assets	637,748	625,943
Property and equipment, net	44,211	37,902
Intangible assets, net	4,393	5,977
Right-of-use assets, net	11,478	8,194
Other assets	218	193
Total assets	$698,048	$678,209
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$12,508	$13,103
Accrued expenses and other current liabilities	21,565	24,282
Total current liabilities	34,073	37,385
Lease liabilities	8,941	6,398
Other non-current liabilities	1,160	1,929
Total liabilities	44,174	45,712
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 21,042 and 20,825 shares issued and outstanding at March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	678,851	663,614
Accumulated deficit	(24,979)	(31,119)
Total stockholders’ equity	653,874	632,497
Total liabilities and stockholders’ equity	$698,048	$678,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$70,253	$35,542
Cost of revenue	25,020	16,725
Gross profit	45,233	18,817
Operating expenses:
Research and development	20,595	11,180
Selling, general and administrative	18,578	11,123
Total operating expenses	39,173	22,303
Income (loss) from operations	6,060	(3,486)
Other income (expense), net	148	(39)
Income (loss) before income taxes	6,208	(3,525)
Income tax expense	(68)	(40)
Net income (loss)	$6,140	$(3,565)
Net income (loss) attributable to common stockholders and comprehensive loss	$6,140	$(3,565)
Net income (loss) per share attributable to common stockholders, basic	$0.29	$(0.20)
Net income (loss) per share attributable to common stockholders, diluted	$0.27	$(0.20)
Weighted-average shares used to compute basic net income (loss) per share	20,921	17,868
Weighted-average shares used to compute diluted net income (loss) per share	22,703	17,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2021	20,825	$2	$663,614	$(31,119)	$632,497
Stock-based compensation expense	—	—	15,237	—	15,237
Net income	—	—	—	6,140	6,140
Issuance of shares upon vesting of restricted stock units	217	—	—	—	—
Balances at March 31, 2022	21,042	$2	$678,851	$(24,979)	$653,874

Balances at December 31, 2020	17,150	2	173,274	(63,396)	109,880
Stock-based compensation expense	—	—	7,366		7,366
Net loss	—	—	—	(3,565)	(3,565)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,500	—	181,588	—	181,588
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	190	—	—	—	—
Balances at March 31, 2021	18,840	$2	$362,228	$(66,961)	$295,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$6,140	$(3,565)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	2,544	1,617
Stock-based compensation expense	14,280	6,660
Changes in assets and liabilities:
Accounts receivable, net	7,725	1,706
Related party accounts receivable	—	(240)
Inventories	(7,123)	(2,630)
Prepaid expenses and other assets	(330)	72
Accounts payable	(1,515)	1,748
Accrued expenses and other liabilities	(1,693)	707
Net cash provided by operating activities	20,028	6,075
Cash flows from investing activities
Purchase of property and equipment	(7,452)	(3,866)
Cash paid for intangibles	(583)	(370)
Net cash used in investing activities	(8,035)	(4,236)
Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	—	181,928
Payments for offering costs	—	(340)
Net cash provided by financing activities	—	181,588
Net increase in cash and cash equivalents	11,993	183,427
Cash and cash equivalents
Beginning of period	559,461	73,525
End of period	$571,454	$256,952
Supplemental disclosure of cash flow information
Income taxes paid	14	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	2,356	1,436
Right-of-use assets acquired under operating leases	3,659	322

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in SiTime Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Since 2021, the Company experienced a growth in demand for some of its products, however, there are a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, and affecting outsourced semiconductor assembly and test providers, which has limited and may continue to limit the Company's ability to fully satisfy the increase in demand. If the Company cannot ship its products to its customers on time and in the quantity required as a result of this supply constraint the Company's sales could decline and the Company could lose customers. As a result of the COVID-19 pandemic the Company has also experienced some delay and disruption in the manufacture, shipment, and sales of its products. In addition, the production capabilities of the Company's suppliers have been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or WFH orders.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021. There had been no changes to these accounting policies.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are pending to be adopted by the Company.

Note 2. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net loss (income) per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$6,140	$(3,565)
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	20,921	17,868
Dilutive effect of employee equity incentive plans	1,782	—
Weighted average shares used to compute diluted net income (loss) per share	22,703	17,868
Net income (loss) attributable to common stockholders per share, basic	$0.29	$(0.20)
Net income (loss) attributable to common stockholders per share, diluted	$0.27	$(0.20)

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended March 31, 2022 and 2021, the Company had 3,211 potential shares and 2,201,903 potential shares from share-based awards that are anti-dilutive, respectively. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted loss per share for the three months ended March 31, 2021 due to the net loss reported in this period.

Note 3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities, approximate their fair values due to their short maturities.

On March 31, 2022 and December 31, 2021, cash balances in bank checking and savings accounts of $201.2 million and $339.3 million, respectively, were valued using Level 1 of the fair value hierarchy. On March 31, 2022 and December 31, 2021, highly liquid money market funds and treasury bills of $370.3 million and $220.2 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.

Note 4. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Accounts receivable, gross	$30,701	$38,426
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$30,651	$38,376

Inventories

Inventories consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$3,848	$1,841
Work in progress	19,945	16,963
Finished goods	6,960	4,826
Total inventories	$30,753	$23,630

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Prepaid expenses	$3,078	$2,398
Other current assets	1,812	2,078
Total prepaid expenses and other current assets	$4,890	$4,476

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Lab and manufacturing equipment	$51,527	$44,283
Computer Equipment	2,095	1,977
Furniture and fixtures	433	433
Construction in progress	7,883	7,100
Leasehold improvements	5,438	5,211
	67,376	59,004
Accumulated depreciation	(23,165)	(21,102)
Total property and equipment, net	$44,211	$37,902

Depreciation expense related to property and equipment was $2.1 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	March 31, 2022			December 31, 2021
	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Internal use software	$9,434	$(8,633)	$801	$9,434	$(8,633)	$801
Purchased intangibles	10,438	(6,846)	3,592	11,703	(6,527)	5,176
Intangible assets	$19,872	$(15,479)	$4,393	$21,137	$(15,160)	$5,977

Amortization expense for intangible assets was $0.3 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company had $0.8 million of intangibles that were still in development stage and were not being amortized, with the amortization beginning in May 2022. The estimated aggregate future amortization expense for intangible assets in development stage and subject to amortization as of March 31, 2022 is summarized as below:

(in thousands)
2022 (remainder)	$1,359
2023	1,786
2024	1,025
2025	195
2026 and beyond	28
$4,393

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Accrued payroll and related benefits	$3,711	$7,237
Revenue reserves	5,424	4,517
Deferred non-recurring engineering services	4,739	5,666
Short term lease liability	2,109	1,336
Accrued customer rebates	—	784
Other accrued expenses	5,582	4,742
Total accrued expenses and other current liabilities	$21,565	$24,282

For the three months ended March 31, 2022, the Company recorded $2.0 million as a reduction of research and development expenses related to non-recurring engineering service arrangements in the condensed consolidated statement of operations. There was no reduction of research and development expenses recorded during the three months ended March 31, 2021.

Note 5. Leases

The Company leases real estate property under operating leases. The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, and Ukraine all under non-cancellable operating leases with various expiration dates through April 2027. In January 2021, the Company signed an amendment to its Santa Clara, California office space lease where the lessor provided the Company lease incentives of $0.4 million and extended the term of the lease by three months. The amendment was accounted as a single modified lease and the remaining payments were remeasured using an updated discount rate. During the three months ended March 31, 2022, the Company commenced three operating leases with 2 to 5.3 year lease terms, and recorded right-of-use assets of $3.7 million, current lease liabilities of $0.7 million, and long-term lease liabilities of $2.9 million upon the commencement of these leases.

The remaining lease terms vary from a few months to 5 years. For certain of its leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of March 31, 2022:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Right-of-use assets	$11,478	$8,194
Lease liabilities included in accrued expenses and other current liabilities	2,109	1,336
Lease liabilities - non-current	8,941	6,398
Total operating lease liabilities	$11,050	$7,734
Weighted-average remaining lease term (years)	4.7	5.0
Weighted-average discount rate	4.4%	4.5%

The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease cost	$558	$315
Short-term lease cost	534	78
Variable lease cost	94	83
Total lease cost	$1,186	$476

Cash paid for operating lease liabilities was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Operating Lease Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of March 31, 2022:

(in thousands)
Remainder of 2022	$1,879
2023	2,655
2024	2,595
2025	2,479
2026	2,062
2027 and beyond	584
Total minimum lease payments	12,254
Less: amount of lease payments representing interest	(1,204)
Present value of future minimum lease payments	11,050
Less: current obligations under leases	(2,109)
Long-term lease liabilities	$8,941

During the three months ended March 31, 2022, the Company entered into an operating lease that commences in May 2022 with a 7 year term, for which the Company expects to record right-of use asset of approximately $0.6 million and a lease liability of approximately $0.7 million at the commencement of this lease.

Note 6. Stockholders’ Equity

Follow-on public offering

On February 22, 2021, the Company completed a follow-on public offering, in which it issued and sold 1,500,000 shares of its common stock and MegaChips Corporation ("MegaChips"), the Company's largest stockholder, sold 1,500,000 of the Company’s common stock held by it, resulting in net proceeds to the Company of $181.6 million after deducting underwriting discounts and commissions of $8.6 million and deferred offering costs of $0.3 million.

Equity Incentive Plans

The following table summarizes the restricted stock unit award (“RSU”), performance based restricted stock unit awards ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three months ended March 31, 2022:

	RSU	Grant Date	PRSU	Grant Date	MYPSU	Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	per share	Shares	per share	Shares	per share

Unvested at December 31, 2021	2,227,197	$40.6	58,954	$261.4	—	$-
Granted	173,291	232.8	11,202	233.1	311,872	88.6
Vested	(217,358)	45.9	—	—	—	—
Forfeited	(5,352)	117.3	—	—	—	—
Unvested at March 31, 2022	2,177,778	$55.1	70,156	$256.9	311,872	$88.6

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”). In each of January and July 2021, the Compensation Committee approved target bonus amounts and performance goals for the first half and second half, respectively, of the fiscal year 2021 (the “2021 Goals”). In January 2022, the Compensation Committee approved target bonus amounts and performance goals for the first half of the fiscal year 2022 (the “1H2022 Goals”). The 2021 Goals and 1H2022 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.5 million for 1H2022 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2022.

In December 2021, the Compensation Committee of the Company approved PRSUs with performance goals for the year 2022 (the “PRSU 2022 Goals”). The PRSU 2022 Goals are based on the achievement of revenue. These grants are included in the RSU awards granted in the table above.

In February 2022, the Compensation Committee of the Company approved and granted to certain of the Company’s executive officers MYPSUs with vesting based on achievement of stock price targets, which are measured based on the 60-trading day average per share closing price of the Company’s common stock on the Nasdaq Global Market during the performance periods of up to six years from the date of grant, subject to the continued service of the grantee through the vest date. The grant-date fair value of each MYPSU was determined using Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation included expected volatility of 44.4%, risk free rate of 1.83%, no expected dividend yield, expected term of six years and possible future stock prices over the performance period based on historical stock and market prices. The Company recognizes the expense related to the MYPSUs on a graded-vesting method over the requisite service period.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Equity based awards
Cost of revenue	$638	$384
Research and development	5,374	2,456
Selling, general and administrative	7,736	3,335
	$13,748	$6,175

Liability based awards - to be settled in equity
Cost of revenue	$19	$17
Research and development	220	204
Selling, general and administrative	293	264
	$532	$485
Total stock-based compensation - equity and liability based	$14,280	$6,660

Liability-based awards - cash settled
Cost of revenue	$—	$102
Research and development	—	106
Selling, general and administrative	—	108
	$—	$316
Total stock-based compensation expense	$14,280	$6,976

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$13,748	$6,175
Liability based awards - settled in equity	1,489	1,191
Total stock-based compensation expense recorded to additional paid-in capital	$15,237	$7,366

As of March 31, 2022, there was $111.3 million, $15.5 million, $26.3 million and $1.0 million of unrecognized compensation costs related to RSUs granted, PRSUs granted, MYPSUs granted, and liability-based awards granted, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.2 years for RSUs, 4.0 years for PRSUs, 1.6 years for MYPSUs and 0.4 years for liability-based awards.

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

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Income (loss) before income taxes	$6,208	$(3,525)
Income tax expense	(68)	(40)
Effective tax rate	1%	1%

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

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company had $2.4 million and $2.4 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2022 and 2021, the Company had immaterial amounts related to the accrual of interest and penalties.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Taiwan	$23,072	$16,492
Hong Kong	14,533	11,434
United States	7,194	1,234
Other	25,454	6,382
Total	$70,253	$35,542

Revenue from sales to three of the Company's distributors accounted for 18%, 13%, and 10% of its consolidated revenues for the three months ended March 31, 2022. Revenue from sales to one end customer through a distributor accounted for 18% for the three months ended March 31, 2022. Our end customers predominantly purchase our products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended March 31, 2022.

Revenue from sales to three of the Company's distributors accounted for 34%, 14%, and 14% of its consolidated revenues for the three months ended March 31, 2021. Revenue from sales to one end customer through a distributor accounted for 37% for the three months ended March 31, 2021. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended March 31, 2021.

The following table sets forth the Company’s total property and equipment and intangible assets attributable to operations by country as of the periods presented:

	As of
	March 31, 2022	December 31, 2021
United States	52%	57%
Malaysia	36%	31%
Taiwan	6%	5%
Other	6%	7%

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

Note 10. Related Party Transactions

The Company entered into an agreement with MegaChips Corporation ("MegaChips"), whereby the Company appointed MegaChips as a non-exclusive sales representative of its products in Japan. The Company sold products through MegaChips to distributors, resellers, or direct customers in Japan. The Company paid MegaChips a fixed percentage of the revenue as sales commission, which was recorded as commission expense and included in sales and marketing in the consolidated statements of operations and comprehensive loss. In connection with the Company's efforts to contract directly with distributors in Japan, the Company entered into a termination agreement with MegaChips pursuant to which the Company and MegaChips mutually terminated the Distribution Agreement effective November 3, 2021.

The Company also entered into a service and secondment agreement with MegaChips LSI USA Corporation, a wholly owned subsidiary of MegaChips, in 2020 that terminated on August 31, 2021.

MegaChips is the largest stockholder of the Company and held approximately 23.8% and 24.0% of the Company’s outstanding common stock as of March 31, 2022 and December 31, 2021, respectively.

In May 2021, the Company signed a consulting agreement with Akira Takata, a member of the Board of Directors of the Company, to provide sales consulting services through December 31, 2021, for which he received monthly cash fees of $5,000, reimbursement of expenses, and an equity award of 500 RSUs that fully vested on November 20, 2021. In December 2021, the Company signed an amendment to extend the consulting agreement with Mr. Takata through December 31, 2022, for which he continues to receive monthly cash fees, reimbursement of expenses, and an equity award of 300 RSUs that fully vest on November 20, 2022.

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

	Three Months Ended March 31,
Transactions	2022	2021
	(in thousands)
MegaChips
Sales through distribution agreement	$—	$1,855
Commission expense	—	77
Affiliates
Consulting fees	63	87

	Three Months Ended March 31,
Payments	2022	2021
	(in thousands)
MegaChips
Cash paid for commissions	$-	$77
Affiliates
Cash paid for consulting fees	63	87

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
•
our belief as to the sufficiency of our existing cash and cash equivalents to meet our cash needs for at least the next 12 months and our future capital requirements over the longer term, including the potential impact of the COVID-19 pandemic thereon;
•
our dependence on our largest customer;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

We maintain an office in Lviv, Ukraine. In connection with Russia’s invasion of Ukraine in February 2022, we have prioritized the safety and welfare of our employees and their families in Ukraine, and we have made alternative work locations and housing outside of Ukraine available to them. We have also worked with our employees worldwide to minimize any disruption to our operations and business as a result of Russia’s invasion of Ukraine. We no longer engage contractors in Russia. Russia’s invasion of Ukraine in February 2022 did not have a material adverse effect on our financial condition or results of operations in the first quarter of 2022.

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

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands except percentage)
Revenue	$70,253	$35,542	$34,711	98%

Revenue increased by $34.7 million, or 98%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was primarily related to 39% higher volume of shipments year over year and an increase in average selling prices (“ASPs”) of our products. The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at new and existing customers. The ASP increase was related to change in mix of the products we shipped and increase in selling prices for certain products. We may not be able to sustain our ASP increases in the future at this current rate.

For the three months ended March 31, 2022 and 2021, sales attributable to our largest end customer accounted for 18% and 37%, respectively, of our revenue. Our end customers predominantly purchase our products from distributors. For the three months ended March 31, 2022 and 2021, our top three distributors by revenue together accounted for approximately 42% and 62%, respectively, of our revenue. Revenue attributable to our largest ten end customers accounted for 40% and 60%, respectively, of our revenue for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands except percentage)
Cost of Revenue	$25,020	$16,725	$8,295	50%
Gross Profit	45,233	18,817	26,416	140%
Gross Margin	64%	53%

Gross profit increased by $26.4 million in the three months ended March 31, 2022 compared to the same period in the prior year. Gross profit increased $29.3 million mainly from higher sales volume and an increase in ASPs of our products. This increase was partially offset by higher other manufacturing and overhead costs of $2.4 million.

Gross margin was higher by 11% in the three months ended March 31, 2022 compared to the same period in the prior year. The gross margin increased by 10% from higher sales volume and an increase in ASPs. There was additional 1% improvement in our other manufacturing costs as it decreased as a percentage of revenue.

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

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands except percentage)
Operating Expenses:
Research and development	$20,595	$11,180	$9,415	84%
Selling, general and administrative	18,578	11,123	7,455	67%
Total operating expenses	$39,173	$22,303	$16,870	76%

Research and Development

Our research and development efforts are focused on the design and development of next-generation silicon timing systems solutions. Our research and development expense consists primarily of personnel costs, which include stock-based compensation, pre-production engineering mask costs, software license and intellectual property expenses, design tools and prototype-related expenses, facility costs, supplies, professional and consulting fees, and allocated overhead costs, which are offset by non-recurring engineering contra-expenses recorded. We expense research and development costs as incurred. We believe that continued investment in our products and services is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase in absolute dollars. However, we expect our research and development expense to fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.

Research and development expense increased by $9.4 million, or 84%, for the three months ended March 31, 2022 compared to the same period in the prior year, primarily due to higher personnel costs of $4.2 million due to increased headcount, higher ongoing new product related expenses of $3.6 million, and an increase in stock-based compensation expense of $2.8 million, offset by non-recurring engineering contra-expense recognized of $2.0 million.

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

Selling, general and administrative expense increased by $7.5 million, or 67%, for the three months ended March 31, 2022 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $4.3 million, higher personnel costs of $1.5 million related to increased headcount and commissions, and higher consulting fees of $1.5 million.

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash balances and foreign exchange gains and losses.

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands except percentage)
Other income (expense), net	148	(39)	187	(479%)

Other income increased by $0.2 million for the three months ended March 31, 2022 compared to the same period in the prior year, primarily related to interest income earned on short term cash investments and net unrealized gain on foreign exchange rates due to increased activities in our foreign subsidiaries.

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

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands except percentage)
Income tax expense	$(68)	$(40)	$(28)	70%

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $571.5 million and $559.5 million, respectively. Our principal use of cash is to fund our operations to support growth.

In February 2021, we completed a follow-on public offering, in which we issued and sold 1,500,000 shares of our common stock, resulting in net proceeds to us of $181.6 million after deducting underwriting discounts and commissions and deferred offering costs.

Our principal use of cash is to fund our operations to support growth. Our purchase obligations primarily include design and simulation licenses. For information about our contractual obligations refer to "Note 5 - Lease" and “Note 9 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$20,028	$6,075
Net cash used in investing activities	(8,035)	(4,236)
Net cash provided by financing activities	—	181,588
Net increase in cash and cash equivalents	$11,993	$183,427

Operating Activities

In the three months ended March 31, 2022, net cash provided by operating activities of $20.0 million was primarily due to a net profit of $6.1 million and non-cash expenses of $16.8 million, partially offset by a net outflow in operating assets and liabilities of $2.9 million. Non-cash expenses were mainly related to depreciation and amortization and stock-based compensation expense. Operating assets and liabilities decreased primarily due to lower accounts payable due to timing of payments, lower accounts receivables due to timing of shipments partially offset by an increase in inventories as we managed our inventory levels for increased demand, and lower accrued expenses decreased primarily due to timing of accrued payroll and related benefit payments.

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

In the three months ended March 31, 2022, net cash used in investing activities was $8.0 million. We paid $7.5 million largely to purchase test and other manufacturing equipment to support the increase in demand of our products and other property and equipment for general business purposes. We paid $0.6 million to purchase intangible assets.

Financing Activities

Our financing activities have historically consisted of proceeds from borrowings under our previous credit facilities and proceeds from issuance of shares. There were no financing activities during the three months ended March 31, 2022.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements and accompanying disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) inventory; (3) stock-based compensation; and (4) accounting for income taxes. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments, and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022.

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

Interest Rate Risk

We had cash and cash equivalents of $571.5 million and $559.5 million as of March 31, 2022 and December 31, 2021, respectively, consisting of bank deposits, money market funds and treasury bills. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, and Ukraine. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, and Ukraine. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, members of our sales force are located in various locations outside of the United States. In addition, approximately 90% and 97% of our revenue for three months ended March 31, 2022 and 2021, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

•
complexity and costs of managing international operations, including manufacturing, assembly, and testing of our products and associated costs;
•
geopolitical and economic instability and military conflicts, including the effects of Russia’s invasion of Ukraine;
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

These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC in Taiwan for the fabrication of our analog circuits and have sales force personnel in Taiwan and China. If political tensions between China and Taiwan were to increase further, it could disrupt our business and adversely affect our financial condition and results of operations given that we rely primarily on TSMC in Taiwan for our analog circuits. In addition, given the current political and military situation in Russia and Ukraine, or if the relationship between Russia and the United States worsens further, or if either Russia or the United States imposes significant new economic sanctions or restrictions on doing business, and we are restricted or precluded from continuing our operations in Ukraine, it could disrupt our business, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed. Further, the ongoing COVID-19 pandemic has led to travel, work-from-home, and other restrictions, which has significantly impacted our domestic and international operations and the operations of our suppliers, distributors, partners, and customers. At this point, the extent to which the COVID-19 pandemic may impact our business remains uncertain but it may materially adversely affect our business, financial condition or results of operations.

We currently depend on one end customer for a large portion of our revenue. The loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results.

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 18% and 37% of our revenue for the three months ended March 31, 2022 and 2021, respectively. Revenue attributable to this end customer decreased from three months ended March 31, 2021 to 2022. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors and resellers, who in turn sell to our end customers. We also sell directly to our end customers. For the three months ended March 31, 2022 and 2021, our top three distributors by revenue together accounted for approximately 42% and 62% of our revenue, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 40% and 60% of our revenue in the three months ended March 31, 2022 and 2021, respectively. Sales attributable to our largest end customer accounted for approximately 18% and 37%, respectively of our revenue for the three months ended March 31, 2022 and 2021, respectively. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our silicon timing systems solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

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

Our target markets include the communications and enterprise, automotive, industrial, aerospace, and mobile, IoT, and consumer markets. Substantially all of our revenue for the three months ended March 31, 2022 and 2021 was derived from sales in the IoT and mobile, industrial, and consumer markets. In 2017, we began introducing products for the automotive market. In addition, within the timing market, substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We intend to focus on clock IC and timing sync solutions in the future. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

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

Our recent revenue should not be considered indicative of our future performance. For the three months ended March 31, 2022 and 2021, our revenue was $70.3 million and $35.5 million, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. However, the extent of the COVID-19 pandemic’s impact on credit and financial markets is unknown, which creates uncertainty as to the financial condition of our distributors and customers. Based on our review of our customers annually and as of March 31, 2022, substantially all of which are large distributors, resellers, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of March 31, 2022 and December 31, 2021, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could impair the ability of our customers to cost-effectively purchase or integrate our solutions into their product offerings, which may materially affect the demand for our solutions and cause these customers to reduce their orders, which in turn would adversely affect our revenue and business. If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located in Malaysia, the Netherlands, Taiwan, Japan, France, and Ukraine. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

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

If we fail to comply with government contracting regulations, we could suffer a loss of revenue or other penalties.

Some of our revenue is derived from contracts with agencies of the U.S. government and subcontracts with its prime contractors. As a result, we are subject to federal contracting regulations, including the Federal Acquisition Regulations. In connection with our business with the U.S. government, we are also subject to audits and review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances, if we do not comply with the terms of a government contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time, which could have an adverse effect on our business.

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

Our business may be impacted by information technology system failures or network disruptions, and lack of redundancy.

Our ability to operate our business depends on the efficient operation of internal and third-party information technology systems, including cloud computing, data centers, hardware, software and applications, to manage our company. We strive to use quality and secure systems, work with reputable system vendors and implement procedures intended to enable us to protect our systems.

Our information technology systems and operations could be damaged or interrupted due to events such as natural or human-caused disasters, extreme weather, geopolitical events and security issues, computer viruses, cybersecurity incidents, telecommunication failures, and similar events, which could adversely affect our business, financial condition, and results of operations. Our systems are not fully redundant and depending on the severity of the damage or interruption, our disaster recovery plans may be inadequate or ineffective. These events could also damage our reputation, result in increased costs or loss of sales.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of March 31, 2022, we had 90 issued U.S. patents, expiring generally between 2026 and 2039 and 31 pending U.S. patent applications (including two provisional applications). We also had two foreign issued patents expiring in 2035 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

MegaChips owns 5,000,000 shares of our common stock, representing approximately 23.8% of our outstanding common stock as of March 31, 2022. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, and to be influential in electing members of our board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

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

10.1+

SiTime Corporation 2022 Inducement Award Plan and Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 25, 2022)

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

+ Indicates a management contract or compensatory plan.

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

SiTime Corporation

Date: May 5, 2022	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer