Form 10-Q
period 2022-06-30
SITIME Corp
filed 2022-08-04
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 21,286,493 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Global macroeconomic conditions may harm our business;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$580,291	$559,461
Accounts receivable, net	38,724	38,376
Inventories	34,383	23,630
Prepaid expenses and other current assets	7,381	4,476
Total current assets	660,779	625,943
Property and equipment, net	51,920	37,902
Intangible assets, net	4,303	5,977
Right-of-use assets, net	11,486	8,194
Other assets	5,475	193
Total assets	$733,963	$678,209
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$21,619	$13,103
Accrued expenses and other current liabilities	21,998	24,282
Total current liabilities	43,617	37,385
Lease liabilities	8,997	6,398
Other non-current liabilities	1,065	1,929
Total liabilities	53,679	45,712
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 21,286 and 20,825 shares issued and outstanding at June 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	692,402	663,614
Accumulated deficit	(12,120)	(31,119)
Total stockholders’ equity	680,284	632,497
Total liabilities and stockholders’ equity	$733,963	$678,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$79,418	$44,496	$149,671	$80,038
Cost of revenue	26,744	17,669	51,763	34,393
Gross profit	52,674	26,827	97,908	45,645
Operating expenses:
Research and development	22,017	12,067	42,612	23,247
Selling, general and administrative	18,376	12,686	36,954	23,809
Total operating expenses	40,393	24,753	79,566	47,056
Income (loss) from operations	12,281	2,074	18,342	(1,411)
Interest income	803	—	803	—
Other expense	(173)	(28)	(26)	(68)
Income (loss) before income taxes	12,911	2,046	19,119	(1,479)
Income tax expense	(52)	(23)	(120)	(63)
Net income (loss)	$12,859	$2,023	$18,999	$(1,542)
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$12,859	$2,023	$18,999	$(1,542)
Net income (loss) per share attributable to common stockholders, basic	$0.61	$0.11	$0.90	$(0.08)
Net income (loss) per share attributable to common stockholders, diluted	$0.57	$0.10	$0.84	$(0.08)
Weighted-average shares used to compute basic net income (loss) per share	21,148	18,942	21,035	18,408
Weighted-average shares used to compute diluted net income (loss) per share	22,721	20,893	22,736	18,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2022	21,042	$2	$678,851	$(24,979)	$653,874
Stock-based compensation expense	—	—	10,413	—	10,413
Net income	—	—	—	12,859	12,859
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	20,080	—	20,080
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	144	—	(16,942)	—	(16,942)
Balances at June 30, 2022	21,286	$2	$692,402	$(12,120)	$680,284

Balances at March 31, 2021	18,840	2	362,228	(66,961)	295,269
Stock-based compensation expense	—	—	6,634	—	6,634
Net income	—	—	—	2,023	2,023
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	221	—	—	—	—
Balances at June 30, 2021	19,061	$2	$368,862	$(64,938)	$303,926

Balances at December 31, 2021	20,825	$2	$663,614	$(31,119)	$632,497
Stock-based compensation expense	—	—	25,650	—	25,650
Net income	—	—	—	18,999	18,999
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	20,080	—	20,080
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	361	—	(16,942)	—	(16,942)
Balances at June 30, 2022	21,286	$2	$692,402	$(12,120)	$680,284

Balances at December 31, 2020	17,150	$2	$173,274	$(63,396)	$109,880
Stock-based compensation expense	—	—	14,000	—	14,000
Net loss	—	—	—	(1,542)	(1,542)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,500	—	181,588	—	181,588
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	411	—	—	—	—
Balances at June 30, 2021	19,061	$2	$368,862	$(64,938)	$303,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$18,999	$(1,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	5,269	3,544
Stock-based compensation expense	26,092	14,149
Changes in assets and liabilities:
Accounts receivable, net	(348)	(1,350)
Related party accounts receivable	—	(1,675)
Inventories	(10,753)	(6,143)
Prepaid expenses and other assets	(1,702)	47
Accounts payable	1,266	2,448
Accrued expenses and other liabilities	(3,486)	912
Net cash provided by operating activities	35,337	10,390
Cash flows from investing activities
Purchase of property and equipment	(17,241)	(11,388)
Cash paid for intangibles	(404)	(577)
Net cash used in investing activities	(17,645)	(11,965)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(16,942)	—
Proceeds from public offering	20,592	181,928
Payments for offering costs	(512)	(340)
Net cash provided by financing activities	3,138	181,588
Net increase in cash and cash equivalents	20,830	180,013
Cash and cash equivalents
Beginning of period	559,461	73,525
End of period	$580,291	$253,538
Supplemental disclosure of cash flow information
Income taxes paid	37	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	2,687	1,644
Unpaid intangibles, net	484	—
Right-of-use assets acquired under operating leases	4,356	238

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

SiTime Corporation (the “Company”) was incorporated in the State of Delaware in December 2003. The Company is a provider of precision timing solutions. The Company primarily supplies oscillator products that comprise a MEMS resonator and clock IC that is integrated into a package, as well as standalone resonators. The Company has also started to sample clock ICs. The Company’s products are designed to address a wide range of applications across a broad array of end markets. The Company operates a fabless business model and leverages its global network of distributors to address the broad set of end markets that it serves.

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

Coronavirus Disease (“the COVID-19 pandemic”)

The COVID-19 pandemic has continued to impact the Company's workforce and the operations of its customers and suppliers during 2022. In response to the ongoing COVID-19 pandemic and related government measures, the Company implemented safety measures to protect its employees and contractors at its locations around the world.

As the COVID-19 pandemic continues, the timing and overall demand of the Company's products and availability of supply chain may negatively and materially impact the Company's business operations and financial results. To date, the Company has experienced minimal impact from any supplier disruption resulting from the COVID-19 pandemic, however, due to the changing nature and continuing uncertainty around the COVID-19 pandemic, the Company's ability to predict the impact of the COVID-19 pandemic on its business and financial results in future periods remains limited.

The Company continues to actively monitor the effects and potential impacts of the COVID-19 pandemic on its business and may take further actions altering its business operations that it determines to be in the best interests of its employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the Company's business, including the effects on its customers, employees, operations, and prospects, or on the financial results for 2022 and beyond.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements that are pending to be adopted by the Company.

Note 2. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net loss (income) per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$12,859	$2,023	$18,999	$(1,542)
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	21,148	18,942	21,035	18,408
Dilutive effect of employee equity incentive plans	1,573	1,951	1,701	—
Weighted average shares used to compute diluted net income (loss) per share	22,721	20,893	22,736	18,408
Net income (loss) attributable to common stockholders per share, basic	$0.61	$0.11	$0.90	$(0.08)
Net income (loss) attributable to common stockholders per share, diluted	$0.57	$0.10	$0.84	$(0.08)

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended June 30, 2022 and 2021, the Company had 231,349 and 5,198 potential shares from share-based awards that are anti-dilutive, respectively. During the six months ended June 30, 2022 and 2021, the Company had 211,667 and 2,078,581 potential shares from share-based awards that are anti-dilutive, respectively. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted loss per share for the six months ended June 30, 2021 due to the net loss reported in this period.

Note 3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities, approximate their fair values due to their short maturities.

On June 30, 2022 and December 31, 2021, cash balances in bank checking and savings accounts of $89.1 million and $339.3 million, respectively, were valued using Level 1 of the fair value hierarchy. On June 30, 2022 and December 31, 2021, highly liquid money market funds and treasury bills of $491.2 million and $220.2 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.

Note 4. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Accounts receivable, gross	$38,774	$38,426
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$38,724	$38,376

Inventories

Inventories consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$3,779	$1,841
Work in progress	23,854	16,963
Finished goods	6,750	4,826
Total inventories	$34,383	$23,630

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Prepaid expenses	$3,923	$2,398
Other current assets	3,458	2,078
Total prepaid expenses and other current assets	$7,381	$4,476

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Lab and manufacturing equipment	$59,925	$44,283
Computer equipment	2,392	1,977
Furniture and fixtures	463	433
Construction in progress	8,645	7,100
Leasehold improvements	5,956	5,211
	77,381	59,004
Accumulated depreciation	(25,461)	(21,102)
Total property and equipment, net	$51,920	$37,902

Depreciation expense related to property and equipment was $2.4 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and $4.5 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	June 30, 2022			December 31, 2021
	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Internal use software	$9,434	$(8,633)	$801	$9,434	$(8,633)	$801
Purchased intangibles	10,749	(7,247)	3,502	11,703	(6,527)	5,176
Intangible assets	$20,183	$(15,880)	$4,303	$21,137	$(15,160)	$5,977

Amortization expense for intangible assets was $0.4 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company had $0.8 million of intangibles that were still in development stage and were not being amortized, with the amortization beginning in July 2022 when the related product is placed in production. The estimated aggregate future amortization expense for intangible assets in development stage and subject to amortization as of June 30, 2022 is summarized as below:

(in thousands)
2022 (remainder)	$947
2023	1,876
2024	1,182
2025	228
2026 and beyond	70
$4,303

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Accrued payroll and related benefits	$5,990	$7,237
Revenue reserves	2,450	2,194
Deferred non-recurring engineering services	3,409	5,666
Short term lease liability	2,205	1,336
Accrued customer rebates	2,654	3,107
Other accrued expenses	5,290	4,742
Total accrued expenses and other current liabilities	$21,998	$24,282

The Company recorded reduction of research and development expenses related to non-recurring engineering service arrangements in the condensed consolidated statement of operations of $2.8 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $4.8 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively.

Through June 30, 2022, the Company had recorded $2.7 million of accrued customer rebates as contra revenue under a customer agreement. In July 2022, the Company subsequently entered into an agreement with the customer to waive the accrued customer rebate through June 30, 2022. The Company will recognize this waiver as revenue in July 2022.

Note 5. Leases

The Company leases real estate property under operating leases. The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, and Ukraine all under non-cancellable operating leases with various expiration dates through April 2027. In January 2021, the Company signed an amendment to its Santa Clara, California office space lease where the lessor provided the Company lease incentives of $0.4 million and extended the term of the lease by three months. The amendment was accounted as a single modified lease and the remaining payments were remeasured using an updated discount rate. During the six months ended June 30, 2022, the Company commenced six operating leases with 2 to 7 year lease terms, and recorded right-of-use assets of $4.4 million, current lease liabilities of $0.8 million, and long-term lease liabilities of $3.7 million upon the commencement of these leases.

The remaining lease terms vary from a couple months to 7 years. For certain of its leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of June 30, 2022:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Right-of-use assets	$11,486	$8,194
Lease liabilities included in accrued expenses and other current liabilities	2,205	1,336
Lease liabilities - non-current	8,997	6,398
Total operating lease liabilities	$11,202	$7,734
Weighted-average remaining lease term (years)	4.6	5.0
Weighted-average discount rate	4.3%	4.5%

The table below presents certain information related to the lease costs for operating leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$692	$567	$1,261	$882
Short-term lease cost	299	86	833	164
Variable lease cost	260	82	354	165
Total lease cost	$1,251	$735	$2,448	$1,211

Cash paid for operating lease liabilities was $1.2 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.

Operating Lease Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of June 30, 2022:

(in thousands)
Remainder of 2022	$1,259
2023	2,781
2024	2,701
2025	2,576
2026	2,242
2027 and beyond	837
Total minimum lease payments	12,396
Less: amount of lease payments representing interest	(1,194)
Present value of future minimum lease payments	11,202
Less: current obligations under leases	(2,205)
Long-term lease liabilities	$8,997

Note 6. Stockholders’ Equity

Follow-on public offerings

On February 22, 2021, the Company completed a follow-on public offering, in which it issued and sold 1,500,000 shares of its common stock, resulting in net proceeds to the Company of $181.6 million after deducting underwriting discounts and commissions of $8.6 million and deferred offering costs of $0.3 million.

On November 10, 2021 the Company completed a follow-on public offering, in which it issued and sold 1,300,000 shares of its common stock, resulting in net proceeds to the Company of $279.0 million after deducting underwriting discounts and commissions of $13.2 million and deferred offering costs of $0.3 million.

At-The-Market offering

On May 4, 2022, the Company entered into a Sales Agreement ("Sales Agreement"), with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which the Company may offer and sell from time to time at its sole discretion, up to an aggregate of 800,000 shares of its common stock, par value $0.0001 per share, through Stifel as its sales agent. The Company intends to use the net proceeds from the shares of common stock offered and sold to primarily replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. The Company has filed a prospectus supplement pursuant to the Sales Agreement for the offer and sale of up to an aggregate of 800,000 shares of its common stock. Subject to the terms and conditions of the Sales Agreement, Stifel will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Stifel a commission of up to 3% of the gross sales proceeds of any common stock sold through Stifel under the Sales Agreement. During the three months ended June 30, 2022, the Company sold 100,000 shares of its common stock to Stifel under the Sales Agreement at a weighted average price of $205.91 per share resulting in net proceeds to the Company of $20.1 million, after deducting underwriting discounts and commissions of $0.4 million and deferred offering costs of $0.1 million.

Equity Incentive Plans

The following table summarizes the RSU, performance based restricted stock unit awards ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three and six months ended June 30, 2022:

	RSU	Grant Date	PRSU	Grant Date	MYPSU	Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	per share	Shares	per share	Shares	per share

Unvested at December 31, 2021	2,227,197	$40.6	58,954	$261.4	—	$-
Granted	173,291	232.7	11,202	233.1	311,872	88.6
Vested	(217,358)	45.8	—	—	—	—
Forfeited	(5,352)	117.3	—	—	—	—
Unvested at March 31, 2022	2,177,778	$55.1	70,156	$256.9	311,872	$88.6
Granted	104,555	217.7	—	—	—	—
Vested	(214,327)	45.3	—	—	—	—
Forfeited	(21,962)	89.5	—	—	—	—
Unvested at June 30, 2022	2,046,044	$62.2	70,156	$256.9	311,872	$88.6

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”). In each of January and July 2021, the Compensation Committee approved target bonus amounts and performance goals for the first half and second half, respectively, of the fiscal year 2021 (the “2021 Goals”). In January 2022, the Compensation Committee approved target bonus amounts and performance goals for the first half of the fiscal year 2022 (the “1H2022 Goals”). The 2021 Goals and 1H2022 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $1.3 million for 1H2022 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2022.

In April 2022, the Company approved a bonus plan for certain employees. The target bonuses are granted based on a fixed dollar amount to be settled in RSUs in the quarter following the end of the performance period. Due to the fixed dollar amount targets, the awards have been classified as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.6 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2022.

In December 2021, the Compensation Committee of the Company approved PRSUs with performance goals for the year 2022 (the “PRSU 2022 Goals”). The PRSU 2022 Goals are based on the achievement of revenue. These grants are included in the PRSU awards granted in the table above.

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

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Equity based awards
Cost of revenue	$283	$428	$921	$812
Research and development	4,325	2,531	9,700	4,987
Selling, general and administrative	5,805	3,675	13,541	7,010
	$10,413	$6,634	$24,162	$12,809

Liability based awards - to be settled in equity
Cost of revenue	$44	$33	$63	$50
Research and development	668	328	888	532
Selling, general and administrative	685	494	979	758
	$1,397	$855	$1,930	$1,340
Total stock-based compensation - equity and liability based	$11,810	$7,489	$26,092	$14,149

Liability-based awards - cash settled
Cost of revenue	$—	$—	$—	$102
Research and development	—	37	—	143
Selling, general and administrative	—	—	—	108
	$—	$37	$—	$353
Total stock-based compensation expense	$11,810	$7,526	$26,092	$14,502

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$10,413	$6,634	$24,162	$12,809
Liability based awards - settled in equity	—	—	1,488	1,191
Total stock-based compensation expense recorded to additional paid-in capital	$10,413	$6,634	$25,650	$14,000

The following table presents the unrecognized compensation costs and related weighted average period of recognition as of June 30, 2022:

	As of
	June 30, 2022
	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$120.3	2.4
PRSUs	$-	-
MYPSUs	$23.9	1.5
Liability-based awards	$0.5	0.4

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

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Income (loss) before income taxes	$12,911	$2,046	$19,119	$(1,479)
Income tax expense	(52)	(23)	(120)	(63)
Effective tax rate	0%	1%	1%	4%

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

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of June 30, 2022 .

The income tax provision was less than $0.1 million for both the three months ended June 30, 2022 and 2021, and $0.1 million for both the six months ended June 30, 2022 and 2021. The effective tax rate for the three months ended June 30, 2022 was less than 1%, compared to 1% for the three months ended June 30, 2021, and was 1% and 4% for the six months ended June 30, 2022 and 2021, respectively. The provision for income taxes primarily comes from the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes because the Company has incurred operating losses since inception and has projected an operating loss in the current year.

The Company's tax provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

As of June 30, 2022 and December 31, 2021, the Company had $2.4 million and $2.4 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2022 and 2021, the Company had immaterial amounts related to the accrual of interest and penalties.

Note 8. Segment, Geographic and Customer Information

The Company operates in one reportable segment related to the design, development, and sale of precision timing solutions.

Revenue by geographic area is presented based upon the ship-to location of the original equipment manufacturers, the contract manufacturers, or the distributors who purchased the Company’s products. For sales to the distributors, their geographic location may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Taiwan	$24,545	$12,009	$47,617	$28,501
Hong Kong	17,345	17,557	31,878	28,991
United States	8,826	2,808	16,020	4,042
Other	28,702	12,122	54,156	18,504
Total	$79,418	$44,496	$149,671	$80,038

Revenue from sales to three of the Company's distributors accounted for 16%, 13%, and 11% of its consolidated revenues for the three months ended June 30, 2022, and 16%, 16%, and 13% of its consolidated revenues for the three months ended June 30, 2021. Revenue from sales to the largest end customer through a distributor accounted for 14% and 15% for the three months ended June 30, 2022 and

2021, respectively. The Company's end customers predominantly purchase the Company's products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended June 30, 2022 and 2021, respectively.

Revenue from sales to three of the Company's distributors accounted for 15%, 15%, and 11% of its consolidated revenues for the six months ended June 30, 2022, and 24%, 15%, and 14% of its consolidated revenues for the six months ended June 30, 2021. Revenue from sales to the largest end customer through a distributor accounted for 16% and 25% for the six months ended June 30, 2022 and 2021, respectively. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the six months ended June 30, 2022 and 2021, respectively.

The following table sets forth the Company’s total property and equipment and intangible assets attributable to operations by country as of the periods presented:

	As of
	June 30, 2022	December 31, 2021
United States	50%	57%
Malaysia	33%	31%
Taiwan	6%	5%
Other	11%	7%

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

MegaChips is the largest stockholder of the Company and held approximately 23.5% and 24.0% of the Company’s outstanding common stock as of June 30, 2022 and December 31, 2021, respectively.

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

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
Transactions	2022	2021	2022	2021
	(in thousands)
MegaChips
Sales through distribution agreement	$—	$4,415	$—	$6,270
Commission expense	—	184	—	261
Affiliates
Consulting fees	41	38	105	125

	Three Months Ended June 30,		Six Months Ended June 30,
Payments	2022	2021	2022	2021
	(in thousands)		(in thousands)
MegaChips
Cash paid for commissions	$—	$184	$—	$261
Affiliates
Cash paid for consulting fees	41	38	105	125

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

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding:

•
our plans to focus on precision timing solutions that deliver benefits to customers in our end markets, and to aggressively expand our presence in these markets;
•
the impact of the COVID-19 pandemic on our business, employees, revenue and other operating results, liquidity, and cash flows, and its impact on the businesses of our suppliers and customers, and our anticipated responses thereto;
•
our expectations regarding our ability to address market and customer demands and to timely develop new or enhanced precision timing solutions to meet those demands;
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
•
our expectations regarding the success, cost, and timing of the introduction of new products;
•
the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;
•
our plans to expand sales and marketing efforts through increased collaboration with our distributors, and contracted sales representatives, and as well as our plans to invest in digital customer experience and lead generation, branding, and segment marketing to leverage our existing portfolio to grow revenues;
•
our goal to become the leading precision timing solution provider for advanced and challenging applications;
•
our positioning of being designed into current and future systems;
•
our belief that our advanced packaging designs can enable the smallest footprints in the industry, as well as deliver superior reliability and performance;
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

In addition, any statements contained herein that are statements regarding events or results that may occur in the future may be deemed to be forward-looking statements. Forward‑looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected or referenced in these forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A Risk Factors of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

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

Overview

SiTime is a leading provider of precision timing solutions to the electronics industry. Our precision timing solutions are the heartbeat of our customers’ electronic systems, solve complex timing problems and enable industry-leading electronics products. We provide precision timing solutions that are differentiated by high performance and reliability, programmability, small size, and low power consumption. Our products have been designed into over 250 applications across our target markets, including communications and enterprise, automotive, industrial, aerospace, and mobile, IoT and consumer. Cumulatively, we have sold to over 15,000 customers to date.

Today, electronic devices are rapidly proliferating, driven by new customer experiences, data & health monitoring, and cloudification, which, in turn, require faster bandwidth and response times (latency). For example, automobiles today have more electronics and connectivity than five years ago. Similarly, 5G is delivering up to 10x more bandwidth than 4G. Individuals and corporations are adopting cloudification whole-heartedly, necessitating large investments in data centers. The electronics in all of these applications require precision timing solutions that deliver superior timing performance, even in the presence of environmentally stressful conditions such as high vibration, shock, airflow, and temperature extremes. We expect that the demand for precision timing solutions will continue to increase in the future.

At the heart of SiTime’s precision timing solutions are our MEMS, analog/mixed-signal, and systems technologies. All of our oscillators and clocks contain MEMS and analog die, packaged in plastic, ceramic, or chip-scale packages. We develop all these technologies in-house, which enables us to co-optimize designs and deliver high performance and low-power solutions with reliability. We have a deep understanding of mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize first-silicon success, we have also developed our own MEMS simulation tools. Our analog/mixed-signal die are developed in industry-standard processes and deliver high levels of electrical performance using programmable phase-locked loops, temperature sensors, regulators, data converters, receivers, and drivers. We combine our MEMS and analog die in packages and perform thermal/mechanical/electrical optimization, temperature compensation, and test and trim automation to deliver superior performance with high manufacturability. Our solutions have embedded non-volatile memory that allow for programmability of our devices.

We commenced commercial shipments of our first oscillator products in 2006. Substantially all of our revenue to date has been derived from sales of oscillator systems across our target end markets. We intend to focus on clock IC and timing sync solutions in the future. We seek to aggressively expand our presence in our end markets with these two product categories.

We sell our products primarily through distributors in Asia, who in turn sell to our end customers. We also sell products directly to some of our end customers. Based on sell-through information provided by our distributors, we believe the majority of our end customers are based in the U.S.

We operate a fabless business model, allowing us to focus on the design, sales, and marketing of our products, quickly scale production, and significantly reduce our capital expenditures. We leverage our global network of distributors to address the broad set of end markets we serve. For our largest accounts, dedicated sales personnel work with the end customer to ensure that our solutions fully address the end customer’s timing needs. Our smaller customers work directly with our distributors to select the optimum timing solution for their needs.

We are currently experiencing a growth in demand for some of our products, however, there are a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company, and affecting outsourced semiconductor assembly and test providers, which may limit our ability to fully satisfy the increase in demand. If we cannot ship our products to our customers on time and in the quantity required as a result of this supply constraint our sales could decline and we could lose customers. We believe that the effects of the industry-wide supply constraints on other timing device suppliers contributed in part to our revenue and gross margin growth in 2021 and the first half of 2022, however we may not be able to sustain these revenue and gross margin increases. It is not clear how long the industry-wide supply constraints will continue, or what the resulting impact will be on our gross margin and revenue when the industry-wide supply constraints resolve. In addition, the effects of macroeconomic events such as rising inflation, the COVID-19 pandemic, supply chain disruptions, recession, equity market volatility, and Russia's invasion of Ukraine on our business are uncertain and difficult to predict. For additional discussion please see Part II, Item 1A Risk Factors of this report, especially the risk factor titled “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”

We have employees in France, Japan, Malaysia, the Netherlands, Taiwan, Ukraine and the U.S.

We maintain an office in Lviv, Ukraine. In connection with Russia’s invasion of Ukraine in February 2022, we have prioritized the safety and welfare of our employees and their families in Ukraine, and we have made alternative work locations and housing outside of Ukraine available to them. We have also worked with our employees worldwide to minimize any disruption to our operations and business as a result of Russia’s invasion of Ukraine. We no longer engage contractors in Russia. Russia’s invasion of Ukraine in February 2022 did not have a material adverse effect on our financial condition or results of operations in the first half of 2022.

Impact of COVID-19 on our Business

The COVID-19 pandemic has continued to impact our workforce and the operations of our customers and suppliers during 2022. In response to the ongoing COVID-19 pandemic and related government measures, we implemented safety measures to protect our employees and contractors at our locations around the world.

As the COVID-19 pandemic continues, the timing and overall demand of our products and availability of supply chain may negatively and materially impact our business operations and financial results. To date, we have experienced minimal impact from any supplier disruption resulting from the COVID-19 pandemic, however, due to the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of the pandemic on our business and financial results in future periods remains limited.

We continue to actively monitor the effects and potential impacts of the COVID-19 pandemic on our business and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, operations, and prospects, or on our financial results for 2022 and beyond.

Results of Operations

Revenue

We derive revenue primarily from sales of precision timing solutions to distributors who in turn sell to our end customers. We also sell products directly to some of our end customers. Our sales are made pursuant to standard purchase orders which may be cancelled, reduced, or rescheduled, with little or no notice. We recognize product revenue upon shipment when we satisfy our performance obligations as evidenced by the transfer of control of our products to customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands except percentage)
Revenue	$79,418	$44,496	$34,922	78%	$149,671	$80,038	$69,633	87%

Revenue increased by $34.9 million, or 78%, for the three months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily related to 26% higher volume of shipments year over year and an increase in average selling prices (“ASPs”) of our products. The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at new and existing customers. The ASP increase was related to change in mix of the products we shipped and increase in selling prices for certain products. We may not be able to sustain our ASP increases in the future at this current rate as we could face more pricing pressure in future periods.

Revenue increased by $69.6 million, or 87%, for the six months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily related to 53% higher volume of shipments year over year and an increase in ASPs of our products. The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at new and existing customers. The ASP increase was related to change in mix of the products we shipped and increase in selling prices for certain products.

Sales attributable to our largest end customer accounted for 14% and 15% of our revenue for the three months ended June 30, 2022 and 2021, respectively, and 16% and 25% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Our end customers predominantly purchase our products from distributors. Our top three distributors by revenue together accounted for approximately 40% and 45% of our revenue for the three months ended June 30, 2022 and 2021, respectively, and 41% and 53% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Revenue attributable to our largest ten end customers accounted for 70% and 47% of our revenue for the three months ended June 30, 2022 and 2021, respectively, and 69% and 50% of our revenue for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$26,744	$17,669	$9,075	51%	$51,763	$34,393	$17,370	51%
Gross Profit	52,674	26,827	25,847	96%	97,908	45,645	52,263	114%
Gross Margin	66%	60%			65%	57%

Gross profit increased by $25.8 million in the three months ended June 30, 2022 compared to the same period in the prior year. Gross profit increased $27.2 million mainly from higher sales volume and an increase in ASPs of our products. This increase was partially offset by higher other manufacturing and overhead costs of $1.1 million.

Gross profit increased by $52.3 million in the six months ended June 30, 2022 compared to the same period in the prior year. Gross profit increased $56.5 million mainly from higher sales volume and an increase in ASPs of our products. This increase was partially offset by higher other manufacturing and overhead costs of $3.4 million.

Gross margin was higher by 6% in the three months ended June 30, 2022 compared to the same period in the prior year. The gross margin increased by 3% from higher sales volume and an increase in ASPs. There was additional 2% improvement in our other manufacturing costs as it decreased as a percentage of revenue.

Gross margin was higher by 8% in the six months ended June 30, 2022 compared to the same period in the prior year. The gross margin increased by 6% from higher sales volume and an increase in ASPs. There was additional 1% improvement in our other manufacturing costs as it decreased as a percentage of revenue.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$22,017	$12,067	$9,950	82%	$42,612	$23,247	$19,365	83%
Selling, general and administrative	18,376	12,686	5,690	45%	36,954	23,809	13,145	55%
Total operating expenses	$40,393	$24,753	$15,640	63%	$79,566	$47,056	$32,510	69%

Research and Development

Our research and development efforts are focused on the design and development of precision timing solutions. Our research and development expense consists primarily of personnel costs, which include stock-based compensation, pre-production engineering mask costs, software license and intellectual property expenses, design tools and prototype-related expenses, facility costs, supplies, professional and consulting fees, and allocated overhead costs, which may be offset by non-recurring engineering contra-expenses recorded in certain periods. There is no assurance that we will have non-recurring engineering contra-expense from period to period. We expense research and development costs as incurred. We believe that continued investment in our products and services is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase in absolute dollars. However, we expect our research and development expense to fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.

Research and development expense increased by $10.0 million, or 82%, for the three months ended June 30, 2022 compared to the same period in the prior year, primarily due to higher ongoing new product related expenses of $5.2 million, higher personnel costs of $4.9 million due to increased headcount, and an increase in stock-based compensation expense of $2.2 million, offset by non-recurring engineering contra-expense recognized of $2.8 million.

Research and development expense increased by $19.4 million, or 83%, for the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to higher personnel costs of $10.4 million due to increased headcount, higher ongoing new product related expenses of $8.9 million, and an increase in stock-based compensation expense of $3.7 million, offset by non-recurring engineering contra-expense recognized of $4.8 million.

There is no guarantee we will enter into a non-recurring engineering arrangement or recognize such contra-expense in any future period.

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

Selling, general and administrative expense increased by $5.7 million, or 45%, for the three months ended June 30, 2022 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $2.4 million, higher personnel costs of $1.7 million related to increased headcount and commissions, and higher consulting fees of $1.2 million.

Selling, general and administrative expense increased by $13.1 million, or 55% for the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $6.6 million, higher consulting fees of $3.1 million, and higher personnel costs of $2.7 million related to increased headcount and commissions.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income on our cash balances and foreign exchange gains and losses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands except percentage)				(in thousands except percentage)
Interest Income	$803	$—	$803	n/a	$803	$—	$803	n/a
Other expense	(173)	(28)	(145)	518%	(26)	(68)	42	(62%)
Total other income (expense), net	$630	$(28)	$658	n/a	$777	$(68)	$845	n/a

Other income (expense), net increased by $0.7 million and $0.8 million for the three and six months ended June 30, 2022, respectively, compared to the same period in the prior year, primarily related to higher interest income earned on short term cash investments and net unrealized gain on foreign exchange rates due to increased activities in our foreign subsidiaries.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands except percentage)				(in thousands except percentage)
Income tax expense	$(52)	$(23)	$(29)	126%	$(120)	$(63)	$(57)	90%

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $580.3. million and $559.5 million, respectively. Our principal use of cash is to fund our operations to support growth.

In February 2021, we completed a follow-on public offering, in which we issued and sold 1,500,000 shares of our common stock, resulting in net proceeds to us of $181.6 million after deducting underwriting discounts and commissions and deferred offering costs.

In November 2021, we completed a follow-on public offering, in which we issued and sold 1,300,000 shares of our common stock, resulting in net proceeds to us of $279.0 million after deducting underwriting discounts and commissions and deferred offering costs.

In May 2022, we entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 800,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the three months ended June 30, 2022, we sold 100,000 shares of our common stock under the Sales Agreement at a weighted average price of $205.91 per share resulting in net proceeds to us of $20.1 million, after deducting underwriting discounts and commissions and deferred offering costs. The Company intends to use the net proceeds from the shares of common stock offered and sold to primarily replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.

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

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$35,337	$10,390
Net cash used in investing activities	(17,645)	(11,965)
Net cash provided by financing activities	3,138	181,588
Net increase in cash and cash equivalents	$20,830	$180,013

Operating Activities

In the six months ended June 30, 2022, net cash provided by operating activities of $35.3 million was primarily due to a net profit of $19.0 million and non-cash expenses of $31.4 million, partially offset by a net outflow in operating assets and liabilities of $15.0 million. Non-cash expenses were mainly related to depreciation and amortization and stock-based compensation expense. Net outflow in operating assets and liabilities increased primarily due to an increase in inventories as we managed our inventory levels for increased demand, an increase in prepaid expenses and other assets due to timing of payments, and lower accrued expenses primarily due to timing of accrued payroll and related benefit payments, partially offset by lower accounts payable due to timing of payments.

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

In the six months ended June 30, 2022, net cash used in investing activities was $17.6 million. We paid $17.2 million largely to purchase test and other manufacturing equipment to support the increase in demand of our products and other property and equipment for general business purposes. We paid $0.4 million to purchase intangible assets.

Financing Activities

Our financing activities have historically consisted of proceeds from borrowings under our previous credit facilities and proceeds from issuance of shares. During the six months ended June 30, 2022, we sold 100,000 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $20.1 million, after deducting underwriting discounts and commissions of $0.4 million and deferred offering costs of $0.1 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $16.9 million.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements and accompanying disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (1) revenue recognition; (2) inventory; (3) stock-based compensation; and (4) accounting for income taxes. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments, and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in France, Japan, Malaysia, the Netherlands, Taiwan, and Ukraine. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging program with respect to foreign currency exchange risk.

Interest Rate Risk

We had cash and cash equivalents of $580.3 million and $559.5 million as of June 30, 2022 and December 31, 2021, respectively, consisting of bank deposits, money market funds and treasury bills. Such interest-earning instruments carry a degree of interest rate risk. During the three months ended June 30, 2022 we have generated $0.8 million in interest income due to higher cash balance and rising interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2022, a hypothetical 100% increase or decrease in market interest rates would change the interest income on our interest-earning instruments of $451.8 million, by an increase or decrease of approximately $0.8 million.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has continued to impact our workforce and the operations of our customers and suppliers. In response to the ongoing COVID-19 pandemic and related government measures, we implemented safety measures to protect our employees and contractors at our locations around the world. The effects of the ongoing COVID-19 pandemic on our business are evolving and difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy and it is unclear how long the pandemic will continue to do so. Among other things, the continued COVID-19 pandemic may result in:

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

Though we believe the production capabilities of our suppliers has been and will likely continue to be, impacted as a result of safety measures, closures of production facilities, lack of supplies, or delays caused by the COVID-19 pandemic, to date we believe we have experienced minimal impact from any delay and disruption in the manufacture, shipment, and sales of our products. However, as the COVID-19 pandemic continues, the effects of the pandemic, including timing and overall demand for our products, and availability of supply chain, may negatively and materially impact our business, results of operations, and financial condition. Further, as safety measures terminate and individuals return to work in offices, we may experience a reduction in demand for certain of our products that are incorporated in our customers’ products that experienced higher demand during the COVID-19 pandemic. Any disruption in the manufacture, shipment, or sales of our products may negatively and materially impact our operating results.

Given the changing nature and continuing uncertainty surrounding COVID-19 due to public health challenges, rapidly changing governmental directives, and economic disruption, and the duration of the foregoing, the potential impact that the COVID-19 pandemic could have on our business, results of operations, and financial condition, and on the other risk factors described in this “Risk Factors” section, remain unclear.

Global macroeconomic conditions may harm our business.

We are a global company and therefore our business, results of operations and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as the COVID-19 pandemic, rising inflation, recession, equity market volatility, war, public health crises, supply chain disruptions, or growing geopolitical tensions could cause economic volatility and an extended downturn in the worldwide economy, which would likely harm our business. Economic volatility and adverse economic conditions may affect the demand for our products and our customers’ products. Reduced demand for our products could result in significant decreases in our sales and margins. The effects of macroeconomic events on our business are uncertain and difficult to predict. In addition, a deterioration in credit markets as a result of macroeconomic events could limit our ability to obtain external financing to fund our operations and capital expenditures. We may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Adverse economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, global macroeconomic conditions could have a material adverse effect on our business, results of operations, and financial condition.

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

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, and Ukraine. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, and Ukraine. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, members of our sales force are located in various locations outside of the United States. In addition, approximately 89% and 94% of our revenue for three months ended June 30, 2022 and 2021, respectively, and approximately 89% and 95% of our revenue for the six months ended June 30, 2022 and 2021, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

•
complexity and costs of managing international operations, including manufacturing, assembly, and testing of our products and associated costs;
•
geopolitical and economic instability and military conflicts, including the effects of rising inflation, increased interest rates, and Russia’s invasion of Ukraine;
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

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 14% and 15% of our revenue for the three months ended June 30, 2022 and 2021, respectively, and 16% and 25% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Revenue attributable to this end customer increased in absolute dollars but decreased as a percentage of revenue from three and six months ended June 30, 2021 to 2022. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 40% and 45% of our revenue for the three months ended June 30, 2022 and 2021, respectively, and approximately 41% and 53% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 70% and 47% of our revenue in the three months ended June 30, 2022 and 2021, respectively, and 69% and 50% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Sales attributable to our largest end customer accounted for approximately 14% and 15% of our revenue for the three months ended June 30, 2022 and 2021, respectively, and approximately 16% and 25% of our revenue for the six months ended June 30, 2022 and 2021, respectively. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our precision timing solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

Because we do not have long-term purchase commitments with our customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes us to inventory risk, and may cause our business and results of operations to suffer.

We sell our products primarily through distributors, with no long-term or minimum purchase commitments from them or their end customers. Substantially all of our sales to date have been made on a purchase order basis, which orders may be cancelled, changed, or rescheduled with little or no notice or penalty. As a result, our revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of our customers, including our larger customers. In the future, our distributors or their end customers may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited or no notice, or may decide not to continue to purchase our precision timing solutions at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition, and results of operations. Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose us to the risks of inventory shortages or excess inventory. As we no longer intend to acquire inventory to pre-build custom products, we may not be able to fulfill increased demand in the short term. Any of the foregoing events could materially and adversely affect our business, financial condition, and results of operations.

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
•
seasonality and fluctuations in sales by product manufacturers that incorporate our precision timing solutions into their products;
•
end-market demand into which we have limited insight, including cyclicality, seasonality, and the competitive landscape;
•
cyclical fluctuations in the semiconductor market;
•
fluctuations in our manufacturing yields;
•
significant warranty claims, including those not covered by our suppliers;
•
new accounting pronouncements or changes in existing accounting standards;
•
changes in our pricing, product cost, and product mix; and
•
macroeconomic conditions.

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

We sell our precision timing solutions to customers who select our solutions for inclusion in their product offerings. This selection process is typically lengthy and may require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single design win with no assurance that our solutions will be selected. If we fail to convince our current or prospective customers to include our products in their product offerings or to achieve a consistent number of design wins, our business, financial condition, and results of operations will be harmed.

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

The success of our precision timing solutions is heavily dependent on the timely introduction, quality, and market acceptance of our customers’ products incorporating our solutions, which are impacted by factors beyond our control. Our customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors, and bugs. We have in the past been subject to delays and project cancellations as a result of design flaws in the products developed by our customers, changing market requirements, such as the customer adding a new feature, or because a customer’s product fails their end customer’s evaluation or field trial. In other cases, customer products are delayed due to incompatible deliverables from other vendors. We incur significant design and development costs in connection with designing our products for customers’ products that may not ultimately achieve market acceptance. If our customers discover design flaws, defects, errors, or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials, or incompatible deliverables from other vendors, they may delay, change, or cancel a project, and we may have incurred significant additional development costs and may not be able to recoup our costs, which in turn would adversely affect our business, financial condition, and results of operations.

Our target customer and product markets may not grow or develop as we currently expect, and if we fail to penetrate new markets and scale successfully within those markets, our revenue and financial condition would be harmed.

Our target markets include the communications and enterprise, automotive, industrial, aerospace, and mobile, IoT, and consumer markets. Substantially all of our revenue for the three and six months ended June 30, 2022 and 2021 was derived from sales in the IoT and mobile, industrial, and consumer markets. In 2017, we began introducing products for the automotive market. In addition, within the timing market, substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We intend to focus on clock IC and timing sync solutions in the future. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

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

Our recent revenue should not be considered indicative of our future performance. Our revenue was $79.4 million and $44.5 million for the three months ended June 30, 2022 and 2021, respectively, and $149.7 million and $80 million for the six months ended June 30, 2022 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

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

To manage our growth effectively, we must continue to expand our operations, engineering, financial accounting, internal management, and other systems, procedures, and controls. This may require substantial managerial and financial resources, and our efforts may not be successful. Any failure to successfully implement systems enhancements and improvements will likely have a negative impact on our ability to manage our expected growth, as well as our ability to ensure uninterrupted operation of key business systems and compliance with the rules and regulations applicable to public companies. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new precision timing solutions, and we may fail to satisfy customer product or support requirements, maintain the quality of our solutions, execute our business plan or respond to competitive pressures, any of which could negatively affect our business, financial condition, and results of operations.

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process, which does not assure product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.

Prior to purchasing our precision timing solutions, our customers require that both our solutions and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing, and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products to the customer may be precluded or delayed, which would cause our business, financial condition, and results of operations to suffer.

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

Our precision timing solutions have only been incorporated into end products since 2008. Accordingly, the operation of our products and technology has not been validated over longer periods. If a customer’s product fails in use, the customer may incur significant monetary damages, including a product recall or associated replacement expenses as well as lost revenue. The customer may claim that a defect in our product caused the product failure and assert a claim against us to recover monetary damages. In certain situations, circumstances might warrant that we consider incurring the costs or expenses related to a recall of one of our products in order to avoid the potential claims that may be raised should a customer reasonably rely upon our product and suffer a failure due to a design or manufacturing process defect. In addition, the cost of defending these claims and satisfying any arbitration award or judgment with respect to these claims would result in unexpected expenses, which could be substantial, and could harm our business, financial condition, and results of operations. Although we carry product liability insurance, this insurance is subject to significant deductibles and may not adequately cover our costs arising from defects in our products or otherwise.

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

We operate in industries characterized by rapidly changing technologies as well as technological obsolescence. The introduction of new products by our competitors, the delay or cancellation of any of our customers’ product offerings for which our precision timing solutions are designed, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products uncompetitive, obsolete, and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to changing market demand, whether due to technological shifts or otherwise, could result in the loss of customers and decreased revenue and have an adverse effect on our business, financial condition, and results of operations.

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

We develop many of our precision timing solutions for applications in systems that are driven by industry and technology leaders in the communications and computing markets. We work with distributors, OEMs, and system manufacturers to define industry conventions and standards within our target markets. We believe that these relationships enhance our ability to achieve market acceptance and widespread adoption of our products. If we are unable to continue to develop or maintain these relationships, our precision timing solutions could become less desirable to our customers, our sales could suffer and our competitive position could be harmed.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. However, the extent of the COVID-19 pandemic’s impact on credit and financial markets is unknown, which creates uncertainty as to the financial condition of our distributors and customers. Based on our review of our customers annually and as of June 30, 2022, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of June 30, 2022 and December 31, 2021, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of June 30, 2022, we had 95 issued U.S. patents, expiring generally between 2026 and 2039 and 31 pending U.S. patent applications (including two provisional applications). We also had three foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

MegaChips owns 5,000,000 shares of our common stock, representing approximately 23.5% of our outstanding common stock as of June 30, 2022. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, and to be influential in electing members of our board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

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

10.1

Sales Agreement dated May 4, 2022 between SiTime Corporation and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 4, 2022).

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

SiTime Corporation

Date: August 4, 2022	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer