Form 10-Q
period 2022-09-30
SITIME Corp
filed 2022-11-04
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 21,439,491 shares of common stock, $0.0001 par value per share, outstanding.

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

•
Global macroeconomic conditions have harmed and may continue to harm our business;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$41,608	$559,461
Short-term investments in held-to-maturity securities	522,178	—
Accounts receivable, net	44,896	38,376
Inventories	45,385	23,630
Prepaid expenses and other current assets	8,141	4,476
Total current assets	662,208	625,943
Property and equipment, net	56,114	37,902
Intangible assets, net	4,731	5,977
Right-of-use assets, net	11,122	8,194
Other assets	3,879	193
Total assets	$738,054	$678,209
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$16,552	$13,103
Accrued expenses and other current liabilities	18,452	24,282
Total current liabilities	35,004	37,385
Lease liabilities	8,535	6,398
Other non-current liabilities	73	1,929
Total liabilities	43,612	45,712
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 21,436 and 20,825 shares issued and outstanding at September 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	700,777	663,614
Accumulated deficit	(6,337)	(31,119)
Total stockholders’ equity	694,442	632,497
Total liabilities and stockholders’ equity	$738,054	$678,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$73,095	$63,029	$222,766	$143,067
Cost of revenue	25,799	21,334	77,563	55,727
Gross profit	47,296	41,695	145,203	87,340
Operating expenses:
Research and development	23,878	13,005	66,490	36,252
Selling, general and administrative	19,886	14,616	56,839	38,425
Total operating expenses	43,764	27,621	123,329	74,677
Income from operations	3,532	14,074	21,874	12,663
Interest income	2,492	—	3,295	—
Other expense	(238)	(110)	(264)	(178)
Income before income taxes	5,786	13,964	24,905	12,485
Income tax expense	(3)	(4)	(123)	(67)
Net income	$5,783	$13,960	$24,782	$12,418
Net income attributable to common stockholders and comprehensive income	$5,783	$13,960	$24,782	$12,418
Net income per share attributable to common stockholders, basic	$0.27	$0.73	$1.17	$0.67
Net income per share attributable to common stockholders, diluted	$0.26	$0.66	$1.09	$0.60
Weighted-average shares used to compute basic net income per share	21,353	19,149	21,143	18,658
Weighted-average shares used to compute diluted net income per share	22,614	21,252	22,688	20,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2022	21,286	$2	$692,402	$(12,120)	$680,284
Stock-based compensation expense	—	—	16,400	—	16,400
Net income	—	—	—	5,783	5,783
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	25	—	2,919	—	2,919
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	125	—	(10,944)	—	(10,944)
Balances at September 30, 2022	21,436	$2	$700,777	$(6,337)	$694,442

Balances at June 30, 2021	19,061	2	368,862	(64,938)	303,926
Stock-based compensation expense	—	—	8,111	—	8,111
Net income	—	—	—	13,960	13,960
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	193	—	—	—	—
Balances at September 30, 2021	19,254	$2	$376,973	$(50,978)	$325,997

Balances at December 31, 2021	20,825	$2	$663,614	$(31,119)	$632,497
Stock-based compensation expense	—	—	42,051	—	42,051
Net income	—	—	—	24,782	24,782
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	125	—	22,998	—	22,998
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	486	—	(27,886)	—	(27,886)
Balances at September 30, 2022	21,436	$2	$700,777	$(6,337)	$694,442

Balances at December 31, 2020	17,150	$2	$173,274	$(63,396)	$109,880
Stock-based compensation expense	—	—	22,111	—	22,111
Net income	—	—	—	12,418	12,418
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,500	—	181,588	—	181,588
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	604	—	—	—	—
Balances at September 30, 2021	19,254	$2	$376,973	$(50,978)	$325,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITIME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$24,782	$12,418
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	8,497	5,554
Stock-based compensation expense	41,795	21,537
Non-cash interest	(2,241)	—
Changes in assets and liabilities:
Accounts receivable, net	(6,520)	(8,546)
Related party accounts receivable	—	731
Inventories	(21,755)	(7,284)
Prepaid expenses and other assets	(949)	(1,257)
Accounts payable	(2,729)	3,204
Accrued expenses and other liabilities	(5,935)	8,056
Net cash provided by operating activities	34,945	34,413
Cash flows from investing activities
Purchase of held to maturity securities	(519,937)	—
Purchase of property and equipment	(25,004)	(20,067)
Cash paid for intangibles	(2,969)	(2,417)
Net cash used in investing activities	(547,910)	(22,484)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(27,886)	—
Proceeds from public offering	23,685	181,928
Payments for offering costs	(687)	(340)
Net cash provided by (used in) financing activities	(4,888)	181,588
Net increase (decrease) in cash and cash equivalents	(517,853)	193,517
Cash and cash equivalents
Beginning of period	559,461	73,525
End of period	$41,608	$267,042
Supplemental disclosure of cash flow information
Income taxes paid	40	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	1,830	3,928
Unpaid intangibles, net	443	1,615
Right-of-use assets acquired under operating leases	4,599	529

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021. There has been no changes to these accounting policies through September 30, 2022.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are pending to be adopted by the Company.

Note 2. Net Income Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income attributable to common stockholders	$5,783	$13,960	$24,782	$12,418
Weighted-average shares outstanding
Weighted average shares used to compute basic net income per share	21,353	19,149	21,143	18,658
Dilutive effect of employee equity incentive plans	1,261	2,103	1,545	2,112
Weighted average shares used to compute diluted net income per share	22,614	21,252	22,688	20,770
Net income attributable to common stockholders per share, basic	$0.27	$0.73	$1.17	$0.67
Net income attributable to common stockholders per share, diluted	$0.26	$0.66	$1.09	$0.60

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended September 30, 2022 and 2021, the Company had 365,102 potential shares and no potential shares from share-based awards that are anti-dilutive, respectively. During the nine months ended September 30, 2022 and 2021, the Company had 265,235 and 5,350 potential shares from share-based awards that are anti-dilutive, respectively.

Note 3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments and accounts receivable, accounts payable, accrued liabilities, and other current liabilities, approximate their fair values due to their short maturities.

Cash and cash equivalents

On September 30, 2022 and December 31, 2021, cash balances in bank checking and savings accounts of $35.3 million and $339.3 million, respectively, were valued using Level 1 of the fair value hierarchy. On September 30, 2022 and December 31, 2021, highly liquid money market funds and treasury bills of $6.3 million and $220.2 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.

Short-term investments in held-to-maturity securities

As of September 30, 2022 the Company had entered into treasury bills with maturities ranging from 3 to 6 months, which the Company intends to hold until maturity and have classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $520.0 million with gross unrealized gains of $2.2 million and net carrying value of $522.2 million. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments.

Note 4. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Accounts receivable, gross	$44,946	$38,426
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$44,896	$38,376

Inventories

Inventories consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$5,940	$1,841
Work in progress	31,914	16,963
Finished goods	7,531	4,826
Total inventories	$45,385	$23,630

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Prepaid expenses	$3,697	$2,398
Other current assets	4,444	2,078
Total prepaid expenses and other current assets	$8,141	$4,476

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Lab and manufacturing equipment	$66,476	$44,283
Computer equipment	2,960	1,977
Furniture and fixtures	497	433
Construction in progress	7,734	7,100
Leasehold improvements	6,609	5,211
	84,276	59,004
Accumulated depreciation	(28,162)	(21,102)
Total property and equipment, net	$56,114	$37,902

Depreciation expense related to property and equipment was $2.7 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $7.2 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	September 30, 2022			December 31, 2021
	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Internal use software	$9,434	$(8,732)	$702	$9,434	$(8,633)	$801
Purchased software	11,659	(7,630)	4,029	11,703	(6,527)	5,176
Intangible assets	$21,093	$(16,362)	$4,731	$21,137	$(15,160)	$5,977

Amortization expense for intangible assets was $0.5 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2022 is summarized as below:

(in thousands)
2022 (remainder)	$710
2023	2,115
2024	1,420
2025	426
2026 and beyond	60
$4,731

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Accrued payroll and related benefits	$5,040	$7,237
Revenue reserves	2,990	2,194
Deferred non-recurring engineering services	2,092	5,666
Short term lease liability	2,303	1,336
Accrued customer rebates	63	3,107
Other accrued expenses	5,964	4,742
Total accrued expenses and other current liabilities	$18,452	$24,282

The Company recorded reduction of research and development expenses related to non-recurring engineering service arrangements in the condensed consolidated statement of operations of $2.9 million and $0.9 million during the three months ended September 30, 2022 and 2021, respectively, and $7.7 million and $1.0 million during the nine months ended September 30, 2022 and 2021, respectively.

Through June 30, 2022, the Company had recorded $2.7 million of accrued customer rebates as contra revenue under a customer agreement. In July 2022, the Company entered into an agreement with the customer to waive the accrued customer rebate balance as of June 30, 2022. During the three months ended September 30, 2022, the Company recognized the waiver of $2.7 million of accrued customer rebate as revenue.

Note 5. Leases

The Company leases real estate property under operating leases. The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, and Ukraine all under non-cancellable operating leases with various expiration dates through April 2027. In January 2021, the Company signed an amendment to its Santa Clara, California office space lease where the lessor provided the Company lease incentives of $0.4 million and extended the term of the lease by three months. The amendment was accounted as a single modified lease and the remaining payments were remeasured using an updated discount rate. During the nine months ended September 30, 2022, the Company commenced seven operating leases with 2 to 7 year lease terms, and recorded right-of-use assets of $4.9 million, current lease liabilities of $1.0 million, and long-term lease liabilities of $4.1 million upon the commencement of these leases.

The remaining lease terms vary from a few months to 7 years. For certain of its leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of September 30, 2022:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Right-of-use assets	$11,122	$8,194
Lease liabilities included in accrued expenses and other current liabilities	2,303	1,336
Lease liabilities - non-current	8,535	6,398
Total operating lease liabilities	$10,838	$7,734
Weighted-average remaining lease term (years)	4.4	5.0
Weighted-average discount rate	4.4%	4.5%

The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$710	$396	$1,970	$1,278
Short-term lease cost	381	86	1,213	313
Variable lease cost	212	34	566	199
Total lease cost	$1,303	$516	$3,749	$1,790

Cash paid for operating lease liabilities was $1.8 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Operating Lease Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of September 30, 2022:

(in thousands)
Remainder of 2022	$546
2023	2,948
2024	2,904
2025	2,575
2026	2,143
2027 and beyond	831
Total minimum lease payments	11,947
Less: amount of lease payments representing interest	(1,109)
Present value of future minimum lease payments	10,838
Less: current obligations under leases	(2,303)
Long-term lease liabilities	$8,535

During the three months ended September 30, 2022, the Company entered into an operating lease that commences in November 2022 with a three year term, for which the Company expects to record right-of-use asset of approximately $0.2 million and lease liability of approximately $0.2 million at the commencement of the lease.

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

At-The-Market offering

On May 4, 2022, the Company entered into a Sales Agreement ("Sales Agreement"), with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which the Company may offer and sell from time to time at its sole discretion, up to an aggregate of 800,000 shares of its common stock, par value $0.0001 per share, through Stifel as its sales agent. The Company intends to use the net proceeds from the shares of common stock offered and sold to primarily replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. The Company has filed a prospectus supplement pursuant to the Sales Agreement for the offer and sale of up to an aggregate of 800,000 shares of its common stock. Subject to the terms and conditions of the Sales Agreement, Stifel will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Stifel a commission of up to 3% of the gross sales proceeds of any common stock sold through Stifel under the Sales Agreement. During the three months ended September 30, 2022, the Company sold 25,334 shares of its common stock to Stifel under the Sales Agreement at a weighted average price of $122.09 per share resulting in net proceeds to the Company of $2.9 million, after deducting underwriting discounts and commissions of $0.1 million and deferred offering costs of $0.1 million. During the nine months ended September 30, 2022, the Company sold 125,334 shares of its common stock to Stifel under the Sales Agreement at a weighted average price of $188.98 per share resulting in net proceeds to the Company of $23.0 million, after deducting underwriting discounts and commissions of $0.5 million and deferred offering costs of $0.6 million.

Equity Incentive Plans

The following table summarizes the RSU, performance based restricted stock unit awards ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three and nine months ended September 30, 2022:

	RSU	Grant Date	PRSU	Grant Date	MYPSU	Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	per share	Shares	per share	Shares	per share

Unvested at December 31, 2021	2,227,197	$40.6	58,954	$261.4	—	$-
Granted	173,291	232.7	11,202	233.1	311,872	88.6
Vested	(217,358)	45.8	—	—	—	—
Forfeited	(5,352)	117.3	—	—	—	—
Unvested at March 31, 2022	2,177,778	$55.1	70,156	$256.9	311,872	$88.6
Granted	104,555	217.7	—	—	—	—
Vested	(214,327)	45.3	—	—	—	—
Forfeited	(21,962)	89.5	—	—	—	—
Unvested at June 30, 2022	2,046,044	$62.2	70,156	$256.9	311,872	$88.6
Granted	95,760	179.5	—	—	—	—
Vested	(228,443)	44.8	—	—	—	—
Forfeited	(16,913)	120.8	—	—	—	—
Unvested at September 30, 2022	1,896,448	$71.8	70,156	$256.9	311,872	$88.6

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”). In each of January and July 2021, the Compensation Committee approved target bonus amounts and performance goals for the first half and second half, respectively, of the fiscal year 2021 (the “2021 Goals”). In January 2022, the Compensation Committee approved target bonus amounts and performance goals for the first half of the fiscal year 2022 (the “1H2022 Goals”), and in August 2022 the Compensation Committee approved target bonus amounts and performance goals for the second half of the fiscal year 2022 (the “2H2022 Goals”). The 2021 Goals, 1H2022 Goals and the 2H2022 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.4 million for 2H2022 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2022. Actual payouts for 1H2022 Goals ranged from 113% to 130% of target, based on performance.

In April 2022, the Company approved a bonus plan for certain employees. The target bonuses are granted based on a fixed dollar amount to be settled in RSUs in the quarter following the end of the performance period. Due to the fixed dollar amount targets, the awards have been classified as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.8 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2022.

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

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Equity based awards
Cost of revenue	$337	$421	$1,259	$1,233
Research and development	6,934	2,587	16,634	7,695
Selling, general and administrative	7,199	3,763	20,740	10,652
	$14,470	$6,771	$38,633	$19,580

Liability based awards - to be settled in equity
Cost of revenue	$28	$22	$91	$72
Research and development	663	289	1,550	698
Selling, general and administrative	542	306	1,521	1,187
	$1,233	$617	$3,162	$1,957
Total stock-based compensation - equity and liability based	$15,703	$7,388	$41,795	$21,537

Liability-based awards - cash settled
Cost of revenue	$—	$—	$—	$102
Research and development	—	—	—	143
Selling, general and administrative	—	—	—	108
	$—	$—	$—	$353
Total stock-based compensation expense	$15,703	$7,388	$41,795	$21,890

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$14,470	$6,771	$38,633	$19,580
Liability based awards - settled in equity	1,930	1,340	3,418	2,531
Total stock-based compensation expense recorded to additional paid-in capital	$16,400	$8,111	$42,051	$22,111

The following table presents the unrecognized compensation costs and related weighted average period of recognition as of September 30, 2022:

	As of
	September 30, 2022
	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$121.4	2.9
PRSUs	$-	-
MYPSUs	$21.6	1.4
Liability-based awards	$0.7	0.4

Note 7. Income Taxes

The quarterly provision for income taxes is based on applying the estimated annual effective tax rate to the year to date pre-tax income, plus any discrete items. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes, the geographic mix of income before income taxes and any significant permanent tax items.

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Income before income taxes	$5,786	$13,964	$24,905	$12,485
Income tax expense	(3)	(4)	(123)	(67)
Effective tax rate	0%	0%	0%	1%

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

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of September 30, 2022.

The income tax provision was less than $0.1 million for both the three months ended September 30, 2022 and 2021, and $0.1 million for both the nine months ended September 30, 2022 and 2021. The effective tax rate was less than 1% for both the three months ended September 30, 2022 and 2021, and was less than 1% and 1% for the nine months ended September 30, 2022 and 2021, respectively. The provision for income taxes primarily comes from the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes because the Company has incurred operating losses since inception and has projected an operating loss in the current year.

The Company's tax provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

As of September 30, 2022 and December 31, 2021, the Company had $2.4 million and $2.4 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2022 and 2021, the Company had immaterial amounts related to the accrual of interest and penalties.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Taiwan	$26,730	$16,506	$74,347	$45,008
Hong Kong	16,547	23,063	48,425	52,054
United States	10,157	5,756	26,177	9,691
Other	19,661	17,704	73,817	36,314
Total	$73,095	$63,029	$222,766	$143,067

Revenue from sales to three of the Company's distributors accounted for 22%, 18%, and 15% of its consolidated revenues for the three months ended September 30, 2022, and 20%, 17%, and 8% of its consolidated revenues for the three months ended September 30, 2021. Revenue from sales to the largest end customer through a distributor accounted for 25% and 20% for the three months ended September 30, 2022 and 2021, respectively. The Company's end customers predominantly purchase the Company's products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended September 30, 2022 and 2021, respectively.

Revenue from sales to three of the Company's distributors accounted for 17%, 16%, and 12% of its consolidated revenues for the nine months ended September 30, 2022, and 22%, 16%, and 11% of its consolidated revenues for the nine months ended September 30, 2021. Revenue from sales to the largest end customer through a distributor accounted for 19% and 23% for the nine months ended September 30, 2022 and 2021, respectively. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the nine months ended September 30, 2022 and 2021, respectively.

The following table sets forth the Company’s total property and equipment and intangible assets attributable to operations by country as of the periods presented:

	As of
	September 30, 2022	December 31, 2021
United States	48%	57%
Malaysia	30%	31%
Taiwan	7%	5%
Other	15%	7%

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

MegaChips is the largest stockholder of the Company and held approximately 23.3% and 24.0% of the Company’s outstanding common stock as of September 30, 2022 and December 31, 2021, respectively.

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

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
Transactions	2022	2021	2022	2021
	(in thousands)
MegaChips
Sales through distribution agreement	$—	$1,896	$—	$8,166
Commission expense	—	79	—	340
Affiliates
Consulting fees	47	106	152	231

	Three Months Ended September 30,		Nine Months Ended September 30,
Payments	2022	2021	2022	2021
	(in thousands)		(in thousands)
MegaChips
Cash paid for commissions	$—	$79	$—	$340
Affiliates
Cash paid for consulting fees	47	106	152	231

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

We commenced commercial shipments of our first oscillator products in 2006. Substantially all of our revenue to date has been derived from sales of oscillator systems across our target end markets. In addition to oscillator systems, we intend to expand our products to include clock IC and timing sync solutions in the future. We seek to aggressively expand our presence in our end markets with these two product categories.

We sell our products primarily through distributors in Asia, who in turn sell to our end customers. We also sell products directly to some of our end customers. Based on sell-through information provided by our distributors, we believe the majority of our end customers are headquartered in the U.S.

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

There are a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company, and affecting outsourced semiconductor assembly and test providers. We believe that the effects of the industry-wide supply constraints on other timing device suppliers contributed in part to our revenue and gross margin growth in 2021 and the first half of 2022, however we may not be able to sustain these revenue and gross margin increases. In addition, macroeconomic events such as rising inflation, recession, equity market volatility, growing geopolitical tensions, war, decreased spending, supply chain disruptions, and the COVID-19 pandemic have harmed and may continue to harm our business and results of operations. We believe that the macroeconomic events in 2022 and the industry-wide supply constraints have led to an inventory buildup at some of our customers and their contract manufacturers, which has and may continue to adversely affect demand for our products. The future effects of macroeconomic events on our business and results of operations, including demand for our products, are uncertain and difficult to predict. For additional discussion please see Part II, Item 1A Risk Factors of this report, especially the risk factor titled “Global macroeconomic conditions have harmed and may continue to harm our business” and “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”

We have employees in Finland, France, Japan, Malaysia, the Netherlands, Taiwan, Ukraine and the U.S.

We maintain an office in Lviv, Ukraine. In connection with Russia’s invasion of Ukraine in February 2022, we have prioritized the safety and welfare of our employees and their families in Ukraine. We have also worked with our employees worldwide to minimize any disruption to our operations and business as a result of Russia’s invasion of Ukraine. We no longer engage contractors in Russia.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands except percentage)
Revenue	$73,095	$63,029	$10,066	16%	$222,766	$143,067	$79,699	56%

Revenue increased by $10.1 million, or 16%, for the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily related to an increase in average selling prices (“ASPs”) of our products and a $2.7 million increase in revenue recorded from the waiver of accrued customer rebate offset by a 20% decrease in volume of shipments year over year. The

ASP increase was related to change in mix of the products we shipped. The decrease in sales volume was driven by lower demand for our products from new and existing customers. We may not be able to sustain our revenue growth or ASP increases in the future at this current rate as we could face lower demand due to macroeconomic conditions and more pricing pressure in future periods.

Revenue increased by $79.7 million, or 56%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily related to 15% higher volume of shipments year over year, an increase in ASPs of our products and $2.7 million recognized as revenue from the waiver of accrued rebates from a customer. The increase in sales volume was driven by higher demand for our products from new and existing customers, including new design wins at new and existing customers. The ASP increase was related to change in mix of the products we shipped and increase in selling prices for certain products.

Sales attributable to our largest end customer accounted for 25% and 20% of our revenue for the three months ended September 30, 2022 and 2021, respectively, and 19% and 23% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Our end customers predominantly purchase our products from distributors. Our top three distributors by revenue together accounted for approximately 55% and 45% of our revenue for the three months ended September 30, 2022 and 2021, respectively, and 45% and 61% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Revenue attributable to our largest ten end customers accounted for 80% and 46% of our revenue for the three months ended September 30, 2022 and 2021, respectively, and 72% and 63% of our revenue for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$25,799	$21,334	$4,465	21%	$77,563	$55,727	$21,836	39%
Gross Profit	47,296	41,695	5,601	13%	145,203	87,340	57,863	66%
Gross Margin	65%	66%			65%	61%

Gross profit increased by $5.6 million in the three months ended September 30, 2022 compared to the same period in the prior year. Gross profit increased $5.0 million mainly from higher revenue from increase in ASPs of our product mix and $2.7 million from the reversal of customer rebates. This increase was partially offset by higher other manufacturing and overhead costs of $2.1 million.

Gross profit increased by $57.9 million in the nine months ended September 30, 2022 compared to the same period in the prior year. Gross profit increased $61.5 million mainly from higher sales volume and an increase in ASPs of our product mix and $2.7 million from the reversal of customer rebates. This increase was partially offset by higher other manufacturing and overhead costs of $6.3 million.

Gross margin was lower by 1% in the three months ended September 30, 2022 compared to the same period in the prior year. The gross margin decreased primarily from lower sales volume of 19% and higher manufacturing costs, partially offset by an increase in ASPs and reversal of customer rebates.

Gross margin was higher by 4% in the nine months ended September 30, 2022 compared to the same period in the prior year. The gross margin increased from higher sales volume of 15%, an increase in ASPs and reversal of customer rebates. Our other manufacturing costs remained flat as a percentage of revenue.

We continue to see increases in our manufacturing costs in the remainder of fiscal year 2022 due to an industry wide increase in costs.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$23,878	$13,005	$10,873	84%	$66,490	$36,252	$30,238	83%
Selling, general and administrative	19,886	14,616	5,270	36%	56,839	38,425	18,414	48%
Total operating expenses	$43,764	$27,621	$16,143	58%	$123,329	$74,677	$48,652	65%

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

Research and development expense increased by $10.9 million, or 84%, for the three months ended September 30, 2022 compared to the same period in the prior year, primarily due to higher personnel costs of $3.5 million due to increased headcount, an increase in stock-based compensation expense of $4.7 million, higher ongoing new product related expenses of $3.4 million, and an increase in depreciation and amortization of lab equipment and licenses of $0.8 million, offset by an increase in non-recurring engineering contra-expense recognized of $2.0 million.

Research and development expense increased by $30.2 million, or 83%, for the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to higher ongoing new product related expenses of $13.2 million, higher personnel costs of $10.4 million due to increased headcount, an increase in stock-based compensation expense of $9.6 million, and an increase in depreciation and amortization of lab equipment and licenses of $1.7 million offset by an increase in non-recurring engineering contra-expense recognized of $5.2 million.

There is no guarantee we will enter into a non-recurring engineering arrangement or recognize such contra-expense in any future period. Based on our current contracts, we expect the non-recurring engineering contra-expense to decline in future periods.

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

Selling, general and administrative expense increased by $5.3 million, or 36%, for the three months ended September 30, 2022 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $3.7 million, higher consulting fees of $0.9 million, and higher advertising spend of $0.5 million.

Selling, general and administrative expense increased by $18.4 million, or 48% for the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $10.3 million, higher consulting fees of $4.3 million, higher personnel costs of $2.6 million related to increased headcount and commissions and higher advertising spend of $1.0 million.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income on our cash balances and foreign exchange gains and losses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands except percentage)				(in thousands except percentage)
Interest Income	$2,492	$—	$2,492	n/a	$3,295	$—	$3,295	n/a
Other expense	(238)	(110)	(128)	116%	(264)	(178)	(86)	48%
Total other income (expense), net	$2,254	$(110)	$2,364	n/a	$3,031	$(178)	$3,209	n/a

Other income (expense), net increased by $2.4 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, compared to the same period in the prior year, primarily related to higher interest income earned on short term investments and net unrealized gain on foreign exchange rates due to increased activities in our foreign subsidiaries and favorable exchange rate fluctuations.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands except percentage)				(in thousands except percentage)
Income tax expense	$(3)	$(4)	$1	(25%)	$(123)	$(67)	$(56)	84%

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $41.6 million and $559.5 million, respectively. As of September 30, 2022 we also held $522.2 million of short-term investments in held-to-maturity securities which consisted of treasury bills. Our principal use of cash is to fund our operations to support growth.

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

In May 2022, we entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 800,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the nine months ended September 30, 2022, we sold 125,334 shares of our common stock under the Sales Agreement at a weighted average price of $188.98 per share resulting in net proceeds to us of $23.0 million, after deducting underwriting discounts and commissions and deferred offering costs. The Company intends to use the net proceeds from the shares of common stock offered and sold to primarily replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.

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

We believe that our existing cash and cash equivalents and our short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot provide any assurance that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$34,945	$34,413
Net cash used in investing activities	(547,910)	(22,484)
Net cash provided by (used in) financing activities	(4,888)	181,588
Net increase (decrease) in cash and cash equivalents	$(517,853)	$193,517

Operating Activities

In the nine months ended September 30, 2022, net cash provided by operating activities of $34.9 million was primarily due to a net profit of $24.8 million and non-cash expenses of $48.1 million, partially offset by a net outflow in operating assets and liabilities of $37.9 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense and non-cash interest. Net outflow in operating assets and liabilities increased primarily due to an increase in inventories as we built our wafer inventory levels, an increase in prepaid expenses and other assets due to timing of payments, and lower accrued expenses primarily due to timing of accrued payroll and related benefit payments, partially offset by higher accounts payable due to timing of payments.

Investing Activities

Our investing activities consist primarily of purchase of short-term investments, capital expenditures for property and equipment purchases. Our short-term investments were primarily in treasury bills to earn interest. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, acquired software, internally developed software used in production and support of our products, computer equipment used internally, and production masks to manufacture our products.

In the nine months ended September 30, 2022, net cash used in investing activities was $547.9 million. We paid $519.9 million to purchase short-term investments in held-to-maturity securities. We paid $25.0 million largely to purchase test and other manufacturing equipment to support the increase in demand of our products and other property and equipment for general business purposes. We paid $3.0 million to purchase intangible assets.

Financing Activities

Our financing activities have primarily consisted of proceeds from issuance of shares and withholding of taxes on restricted stock units. During the nine months ended September 30, 2022, we sold 125,334 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $22.6 million, after deducting underwriting discounts and commissions of $0.5 million and deferred offering costs of $0.6 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $27.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Finland, France, Japan, Malaysia, the Netherlands, Taiwan, and Ukraine. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging program with respect to foreign currency exchange risk.

Interest Rate Risk

We had cash and cash equivalents of $41.6 million and $559.5 million as of September 30, 2022 and December 31, 2021, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $522.2 million consisting of treasury bills as of September 30, 2022. Such interest-earning instruments carry a degree of interest rate risk. During the nine months ended September 30, 2022 we have generated $3.3 million in interest income due to higher cash balance and rising interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2022, a hypothetical 10% increase or decrease in market interest rates would change the interest income on our interest-earning instruments of $522.2 million, by an increase or decrease of approximately $0.3 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Our Industry

Global macroeconomic conditions have harmed and may continue to harm our business.

We are a global company and therefore our business, results of operations and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as rising inflation, recession, equity market volatility, growing geopolitical tensions, war, declines in income or asset values, decreased spending, changes to fuel and other energy costs, public health crises, supply chain disruptions, trade restrictions and sanctions, and the COVID-19 pandemic have caused economic volatility, which has and may continue to harm our business, financial condition, and results of operations, and may cause an extended downturn in the worldwide economy, which would further harm our business, financial condition and results of operations. Economic volatility and adverse economic conditions have affected and may continue to affect the demand for our products and our customers’ products. Reduced demand for our products could result in significant decreases in our sales and margins. The future effects of macroeconomic events on our business are uncertain and difficult to predict.

A deterioration in credit markets as a result of macroeconomic events could also limit our ability to obtain external financing to fund our operations and capital expenditures. We may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Further, adverse economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, global macroeconomic conditions have had and may continue to have a material adverse effect on our business, results of operations, and financial condition.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The industry experienced a significant downturn during past adverse macroeconomic events such as global recessions, and we are currently experiencing a decrease in demand for our products. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels for us and our customers, and erosion of average selling prices. Any downturns in the semiconductor industry could harm our business, financial condition, and results of operations. In the last few years, the semiconductor industry experienced an upturn. Any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. We cannot predict the duration or timing of any downturn or upturn in the semiconductor industry.

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

If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. This agreement expires in 2027 and may be terminated with three years’ advance notice beginning in February 2024. We currently rely on Bosch for our MEMS fabrication, and TSMC for our analog circuits fabrication, and any disruption in their supply of wafers or any increases in their wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. There are currently a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, and affecting outsourced semiconductor assembly and test providers (“OSATs”), which in the past has limited and may in the future limit our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.

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

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, Ukraine and Finland. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, and Ukraine. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, members of our sales force are located in various locations outside of the United States. In addition, approximately 86% and 91% of our revenue for three months ended September 30, 2022 and 2021, respectively, and approximately 88% and 93% of our revenue for the nine months ended September 30, 2022 and 2021, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

•
complexity and costs of managing international operations, including manufacturing, assembly, and testing of our products and associated costs;
•
geopolitical and military conflicts, including the effects of Russia’s invasion of Ukraine;
•
economic instability, including the effects of rising inflation and increased interest rates;
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

These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC in Taiwan for the fabrication of our analog circuits and have sales force personnel in Taiwan and China. If political tensions between China and Taiwan were to increase further, it could disrupt our business and adversely affect our financial condition and results of operations given that we rely primarily on TSMC in Taiwan for our analog circuits. In addition, given the current political and military situation in Russia and Ukraine, if the relationship between Russia and the United States worsens further, or we are restricted or precluded from continuing our operations in Ukraine, it could disrupt our business, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed. Further, the ongoing COVID-19 pandemic has led to travel, work-from-home, and other restrictions, which has significantly impacted our domestic and international operations and the operations of our suppliers, distributors, partners, and customers. At this point, the extent to which the COVID-19 pandemic may further impact our business remains uncertain but it may materially adversely affect our business, financial condition, or results of operations.

We currently depend on one end customer for a large portion of our revenue. The loss of, or a significant reduction in orders from our customers, including this end customer, could significantly reduce our revenue and adversely impact our operating results.

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on revenue attributable to Apple, our largest end customer. Sales attributable to this end customer have historically accounted for a large portion of our revenue and accounted for approximately 25% and 20% of our revenue for the three months ended September 30, 2022 and 2021, respectively, and 19% and 23% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Revenue attributable to this end customer increased from three months ended September 30, 2021 to 2022. Revenue attributable to this end customer increased in absolute dollars but decreased as a percentage of revenue from the nine months ended September 30, 2021 to 2022. We anticipate revenue attributable to this customer will fluctuate from period to period, although we expect to remain dependent on this end customer for a substantial portion of our revenue for the foreseeable future. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. If our end customers were to choose to work with other manufacturers or our relationships with our customers is disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 55% and 45% of our revenue for the three months ended September 30, 2022 and 2021, respectively, and approximately 45% and 61% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 80% and 46% of our revenue in the three months ended September 30, 2022 and 2021, respectively, and 72% and 63% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Sales attributable to our largest end customer accounted for approximately 25% and 20% of our revenue for the three months ended September 30, 2022 and 2021, respectively, and approximately 19% and 23% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our precision timing solutions. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

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

•
macroeconomic conditions;
•
cyclical fluctuations in the semiconductor market;
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

Our target markets include the communications and enterprise, automotive, industrial, aerospace, and mobile, IoT, and consumer markets. Substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We intend to also focus on clock IC and timing sync solutions in the future. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

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

Our sales have been historically denominated in U.S. dollars, even when sold to customers located outside of the U.S. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could increase the real cost to our customers of our product and impair the ability of our customers to cost-effectively purchase or integrate our solutions into their product offerings, which may materially affect the demand for our solutions and cause these customers to reduce their orders, or may increase pressure on us to lower our product prices, which in each case would adversely affect our revenue and business.

If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located in Malaysia, the Netherlands, Taiwan, Japan, Finland, France, and Ukraine. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

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

Because we do not operate our own manufacturing, assembly, or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could further reduce our gross margins. For instance, we continue to see increases in our manufacturing costs in fiscal year 2022 due to an industry wide increase in costs. We rely primarily on obtaining yield improvements and volume-based cost reductions to drive cost reductions in the manufacture of existing products, introducing new products that incorporate advanced features and optimize die size, and other price and performance factors that enable us to increase revenue while maintaining gross margins. To the extent that such cost reductions or revenue increases do not occur at a sufficient level and in a timely manner, our business, financial condition, and results of operations could be adversely affected.

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

Our recent revenue should not be considered indicative of our future performance. Our revenue was $73.1 million and $63 million for the three months ended September 30, 2022 and 2021, respectively, and $222.8 million and $143.1 million for the nine months ended September 30, 2022 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, macroeconomic conditions, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.

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

Our success depends largely upon the continued services of our executive officers and other highly skilled key employees, including in engineering, product development, operations, sales, and marketing. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees could have an adverse effect on our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with MEMS technology and advanced clock IC design expertise. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, changes in immigration policies may negatively impact our ability to attract and retain personnel, including personnel with specialized technical expertise. If we fail to attract new personnel or fail to retain or motivate our current personnel, our business and future growth prospects could be adversely affected.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of September 30, 2022, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of September 30, 2022 and December 31, 2021, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.

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

Most of our revenue has been from sales of products to distributors with ship-to locations outside of the United States. Many of our third-party suppliers are located outside of the United States. If significant tariffs or other restrictions are placed on certain goods, existing tariffs are increased, or any related counter-measures are taken by other countries, our revenue and results of operations may be materially and adversely affected. For example, beginning in July 2018, the U.S. Trade Representative imposed tariffs on products from China and China then imposed certain retaliatory tariffs. It is uncertain what further alterations to trade terms between China and the United States may occur, including limiting trade with China and imposing additional tariffs on imports from China. In the event that these or future tariffs are imposed on imports of our products or on our third-party suppliers, or that China or other countries take retaliatory trade measures in response to existing or future tariffs or other trade restrictions, or that the United States imposes further restrictions on trade with China, our business may be impacted, and we may be required to raise prices or make changes to our operations, or we may not be able to sell our products to customers in China, any of which could materially harm our revenue or operating results.

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

Our information technology systems and operations could be damaged or interrupted due to events such as natural or human-caused disasters, extreme weather, geopolitical events and security issues, computer viruses, cybersecurity incidents, telecommunication failures, and similar events, which could adversely affect our business, financial condition, and results of operations. Our systems are not fully redundant and depending on the severity of the damage or interruption, our disaster recovery plans may be inadequate or ineffective. These events could also damage our reputation, and result in increased costs or loss of sales.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of September 30, 2022, we had 96 issued U.S. patents, expiring generally between 2026 and 2039 and 32 pending U.S. patent applications (including three provisional applications). We also had three foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

MegaChips owns 5,000,000 shares of our common stock, representing approximately 23.3% of our outstanding common stock as of September 30, 2022. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, and to be influential in electing members of our board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

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

SiTime Corporation

Date: November 3, 2022	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer