Form 10-K
period 2022-12-31
SITIME Corp
filed 2023-02-27
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive ff icers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale of the common stock on June 30, 2022, on the Nasdaq Global Market, was $2,402,136,679 based on the closing price of the registrant’s common stock on such date of $163.03 per share.

The number of shares of Registrant’s Common Stock outstanding as of February 9, 2023 was 21,701,624.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

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
•
our expectations regarding our revenue, average selling prices, gross margin, and expenses;
•
our expectations regarding the effects of macroeconomic events in 2023;
•
our expectations regarding dependence on a limited number of customers and end customers;
•
our customer relationships and our ability to retain and expand our customer relationships and to achieve design wins;
•
our expectations regarding the success, cost, and timing of new products;
•
the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;
•
our plans to expand sales and marketing efforts through increased collaboration with our distributors and contracted sales representatives, and our plans to grow direct online sales through our self-service online store;
•
our expectations to identify new customers and deliver differentiated precision timing solutions to them through digital marketing strategies;

•
our goal to become the leading provider of precision timing solutions for advanced and challenging applications;
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
•
our belief as to the sufficiency of our existing cash and cash equivalents and short-term investments funds meet our cash needs for at least the next 12 months and our future capital requirements over the longer term;
•
the adequacy and availability of our leased facilities;
•
the accuracy of our estimates regarding capital requirements, and needs for additional financing.

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
•
We have historically depended on a limited number of customers for a significant portion of our revenue; if we are unable to expand or further diversify our customer base, our business, financial condition, and results of operations could suffer, and the loss of, or a significant reduction in orders from our customers, including a large customer or end customer, could significantly reduce our revenue and adversely impact our operating results;

•
Because we do not typically have long-term purchase commitments with our customers, and orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes us to inventory risk, and may cause our business and results of operations to suffer;
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
•
Our revenue and operating results may fluctuate from period to period due to, among other factors, macroeconomic conditions, cyclical fluctuations in the semiconductor market, customer demand, product life cycles, fluctuations in inventories held by our distributors or end customers, the gain or loss of significant customers, the availability of capacity in our supply chain, research and development costs, the impact of the COVID-19 pandemic on our business as well as our suppliers and customers, and product warranty claims. This in turn could cause our stock price to decline;
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

PART I

Item 1. Business

Overview

The ability to accurately measure and reference time has been essential to many of humankind’s greatest inventions and technological advances. Timing technology has continued to evolve over centuries, forming a critical aspect of broader technological advancement. Timing is the heartbeat of digital electronic systems, ensuring that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as CPUs, communication and interface chips, and radio frequency components. As electronics evolve to deliver higher performance levels, even in increasingly challenging environments, while also being more complex and space-constrained, we believe they will require more sophisticated timing solutions, and precision timing, a category that SiTime created, fills this need.

We are a leading provider of precision timing solutions to the global electronics industry. Our precision timing solutions are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and correctly. We provide precision timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 300 applications across our target markets, including communications and enterprise, automotive, industrial, aerospace, mobile, Internet of Things (“IoT”), and consumer. Our current solutions include various types of oscillators, as well as resonators and clock integrated circuits (“ICs”). Our all-silicon solutions are based on three fundamental areas of expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal design capabilities, and advanced system-level integration expertise.

This expertise enables us to design silicon MEMS resonators, analog circuits, as well as systems and packaging, and put these all together to deliver a system-level solution that solves customers’ complex timing problems. In this aspect, we are different than quartz-based providers, who typically have expertise in designing and manufacturing resonators, but usually outsource the analog and packaging. We also have a deep understanding of mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize MEMS first-silicon success, we have also developed our own MEMS simulation tools. We are also different in that our MEMS resonators are made using semiconductor technology, while the quartz suppliers use quartz crystal material. Compared to traditional clock IC suppliers, we are different in that we design the resonator in-house, and can integrate it into the clock IC package. Our analog/mixed-signal die are developed using industry-standard processes and deliver high levels of performance using programmable phase-locked loops ("PLLs"), temperature sensors, regulators, data converters, drivers and other building blocks. Unlike most clock IC vendors, we do not rely on quartz vendors to provide the quartz resonator clock reference that is required for their clock ICs to function. Our expertise creates supply chain advantages for us, and importantly, enables us to design and build complete timing systems that result in performance advantages, providing a complete solution to the customer.

Our precision timing solutions are designed to be resilient to environmental stressors. For the communications and enterprise market, our precision timing solutions provide high performance and resilience in dense, less-controlled environments that experience extreme conditions. The resilience of our products becomes an increasing advantage as equipment is placed in dense, harsh environments and moves closer to the customer with the rollout of 5G, the rapid expansion in cloudification, and deployment of hyperscale datacenters. For the automotive market, our solutions can be utilized in automotive electronics, including advanced driver assistance systems (“ADAS”) for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock, and vibration. For the aerospace market, our solutions provide lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions have the advantage of offering high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.

Commercial shipments of SiTime’s first oscillator products began in 2006. Historically, our revenue has been substantially delivered from sales of oscillator systems across our target end markets. In addition to oscillator systems, we have expanded our products to include clock IC and timing sync solutions. We seek to expand our presence in our end markets across all product categories.

We sell our products primarily through distributors, who in turn sell to our end customers. We also sell products directly to some of our end customers. Based on sell-through information provided by our distributors, we believe the majority of our end customers are headquartered in the U.S. We leverage our global network of distributors to address the broad set of end markets we serve. For our largest accounts, dedicated sales personnel work with the end customer to ensure that our solutions fully address the end customer’s timing needs. Our smaller customers can select the optimum timing solution for their needs by working directly with our distributors or by shopping on our online store, SiTimeDirect™.

We operate a fabless business model, where we outsource manufacturing to semiconductor industry suppliers, which allows us to focus on, and excel in, the design, marketing, and sales of our products. This model also allows us to operate with lower capital expenditure investment than other semiconductor companies who own fabs. A fabless infrastructure gives us production flexibility and the ability to scale capacity up and down quickly to meet demand. Our programmable architecture also plays a key role in ensuring optimal production flexibility, as it allows us to offer shorter lead times and the ability to meet custom requirements more easily.

Industry Background

Key Building Blocks of Timing Solutions

Timing solutions comprise of three key product types: resonators, oscillators, and clock ICs.

•
Resonators are mechanical structures that vibrate at a precise frequency and provide the core accuracy and stability in oscillator systems. We create resonators in silicon using MEMS semiconductor technology, which is different than the quartz industry where the resonators are made from quartz crystals and are generally manufactured in non-semiconductor technologies.
•
Oscillators are active systems that combine resonators with analog mixed-signal ICs that cause the resonators to vibrate, generating accurate and stable clock signals. Each oscillator generally delivers a single clock signal.
•
Clock ICs are integrated analog mixed-signal circuits that deliver multiple clock signals by using building blocks such as PLLs, clock dividers, and drivers. Clock ICs require resonators and oscillators for timing references and usually integrate these blocks into complex systems.

In an electronic system, these three product types may be used individually or in combination, depending on the end product’s performance, price, and size requirements. Simpler electronic systems generally require a standalone resonator coupled with a basic oscillator circuit that is embedded in a semiconductor device such as a microprocessor, system on a chip ("SoC"), or application specific integrated circuit ("ASIC"). In this type of system, multiple resonators may be used for different functionality. More complex electronic systems require advanced timing solutions that may integrate a variety of resonators, oscillators, and clock ICs. The complexity of these timing solutions increases significantly when the performance requirements of the systems that use them increase, such as electronic systems required to support the 5G communication network infrastructure.

Limitations of Legacy Quartz-based Solutions

Quartz crystal has been the predominant technology of choice for resonators for over half a century and will continue to play a role in the timing market. In a quartz oscillator, a quartz crystal resonator is paired with a silicon-based clock IC in a ceramic package. However, quartz timing devices, largely unchanged in decades, have many inherent limitations, including limited frequency ranges, sensitivity to rapid temperature changes, vulnerability to vibration and mechanical shock, susceptibility to frequency jumps at specific temperatures, and limited programmability. Quartz devices must be housed in ceramic packaging, and thus are difficult to integrate into standard semiconductor packages. Quartz products require dedicated manufacturing facilities and have relatively long lead times due to the need to specify various characteristics well in advance of production, without the ability to reconfigure them during the design cycle. In addition, as electronic systems become more complex, feature-rich, and robust, they require more sophisticated timing systems that can seamlessly integrate a variety of resonators, oscillators, and clock ICs in various system-level combinations. This seamless integration is more difficult with legacy quartz systems. These limitations impact the precision and quality of the timing signal in harsh conditions.

Precision MEMS Timing Solutions Poised to Disrupt the Market

In recent years, advances in silicon-based manufacturing and packaging techniques have allowed the development of alternatives to quartz crystal technology. We believe that MEMS is an ideal technology for resonator design. Specifically, its ability to integrate with other circuits in standard semiconductor packages has made scalable standard manufacturing possible for resonators and broader timing technology. MEMS timing products can operate in a wide range of frequencies, are more resistant to vibration, mechanical shock, and temperature changes, and are less susceptible to frequency jumps. MEMS technology is also inherently well-suited to produce timing solutions that are small, and offer high performance, resilience and programmability. Timing solutions based on MEMS technology are manufactured using semiconductor processes in fabrication plants with high capacity, allowing for cost-effective high-volume manufacturing.

Significant Market Opportunity for Precision Timing Solutions

According to Dedalus Consulting - 2019 Frequency Control Components Global Markets, End-Users, Applications & Competitors: Analysis & Forecasts and our estimates, the global timing market is expected to grow to $10.1 billion by 2024. Dedalus Consulting estimates that oscillators and standalone resonators will represent approximately $5.0 billion and $4.0 billion total addressable markets, respectively, in 2024. Based on our internal estimates, we believe clock ICs represent an approximate $1.0 billion total addressable market. As a subset of the broader timing market, the market for MEMS timing devices is projected to grow from approximately $0.25 billion in 2021 to $1.5 billion by 2027, representing a compound annual growth rate of approximately 35%, according to the "Status of The MEMS Industry 2022" report from Yole Intelligence, part of Yole Group, that was published in 2022.

The Opportunity for Advanced Solutions

From high-performance network infrastructure equipment to low-power battery-operated devices, precision timing solutions enable virtually all electronics. The complexity of such timing solutions increases significantly with the performance requirements of the systems in which they are used. Below are some examples of end markets in which we believe our silicon-based timing is enabling or has the potential to enable, greater functionality than legacy solutions:

Communications and Enterprise

According to Gartner, “Recent reports on 5G pilots and testing have identified a wide range of projected data throughput speeds ranging from 10 times up to 1,000 times faster than 4G. Other reports estimate ranges of one to 10 gigabytes per second.” Communications infrastructure equipment used in wireless base stations, wired infrastructure equipment, enterprise networks, and cloud data centers must provide high performance and stability in demanding environments, which may include temperature fluctuations, mechanical shocks, and vibration. If the timing solution within the equipment fails, networks can shut down, leading to service disruptions and higher operating costs.

Automotive, Industrial, and Aerospace

In automotive applications, timing technology must perform reliably over the life of an automobile in an environment characterized by vibration, mechanical shocks, electromagnetic interference, wide and rapid temperature change. The AECC (Automotive Edge Computing Consortium) estimated in 2020 that “data traffic from connected vehicles will exceed 1,000 times the present volume, surpassing 10 exabytes per month by 2025.” These communication systems will require highly-reliable precision timing. We believe precision timing can address many of the challenges associated with this demanding automotive ecosystem.

Industrial equipment, ranging from factory machinery to diagnostic equipment, is often exposed to environments characterized by temperature fluctuation, mechanical shocks, vibration, and electromagnetic interference. We believe our precision timing solutions can perform better than legacy quartz-based solutions in demanding industrial environments and with lower power consumption and higher reliability. In addition, with the highly diverse nature of industrial applications and the need for unique operating frequencies, we believe the programmable architecture of our precision timing products provides an advantage.

Timing devices used in aerospace and defense applications such as rockets and satellites need to withstand extreme vibration forces and temperature gradients during operation. Quartz-based solutions can be impacted by vibrating forces acting on the whole system. Precision timing devices are well-suited for these applications, as they provide up to 50 times better acceleration sensitivity under vibration than comparable quartz-based solutions.

Mobile, IoT and Consumer

The growing reliance on mobile devices and the IoT revolution has enabled the proliferation of billions of internet-connected devices in industrial and consumer applications. These devices range from smartphones and personal wearable devices to electronics embedded in appliances and industrial machinery. Many of these devices need to package a significant amount of electronics in a limited battery-powered and size-constrained form factor, while still requiring high performance and high accuracy. Due to the ability to integrate with ICs, we believe silicon MEMS timing solutions are well-suited to optimize footprint, reliability, and power consumption of the overall system within mobile, IoT and consumer devices.

Our Solutions and Technology

Our precision timing solutions comprise:

•
MEMS resonators: We pioneered the silicon MEMS timing industry with the MEMS First®, EpiSeal®, and TempFlat® processes and technologies. These manufacturing processes have allowed the hermetically-sealed resonator die to be housed in industry-standard, low-cost plastic packages. These processes and technologies improve resonator stability, increase quality and reliability, and decrease aging effects. We believe our MEMS resonators are easy to integrate into silicon-based oscillators and clock ICs, and allow us to develop tightly-integrated precision timing solutions.
•
Oscillators and Clock ICs: We have a dedicated analog and mixed-signal engineering team focused on the most complex challenges related to oscillators and clock ICs. Our analog mixed-signal technologies include several innovative low-noise circuit-based oscillators, high-performance PLLs, low-noise data converters, and precision low-aging reference circuits. Many of our oscillators use temperature sensing to maximize frequency stability. Our low-power nano-ampere and high-resolution DualMEMS® microkelvin-resolution sensing technologies stabilize our precision timing solutions despite rapid temperature changes. We also offer what we consider to be leading solutions across a range of attributes, including Allan deviation, power supply noise rejection, temperature-sensing resolution, and integrated phase jitter.
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

Our flexible and programmable precision timing solutions offer the following benefits:

•
High performance: Our portfolio of MEMS-based precision timing products allows us to provide our customers with high performance solutions across a wide range of attributes including stability over temperature, vibration, phase jitter, and other metrics.
•
Small size: Our solutions have a small footprint and package size, optimizing the end customer’s board area. Additionally, many of our products have added integrated functions such as on-chip regulators and load capacitors which reduce the need for external components and decrease the overall system size.
•
Low power: Our solutions operate at low power levels and have differentiated power-saving features such as NanoDrive™ and FlexSwing™, making them well-suited for mobile, IoT and other power-sensitive applications.
•
Programmability: Our devices are configurable across a wide range of parameters, including frequency, stability metrics, voltage parameters, and temperature ranges, among others. This provides design flexibility for the customer, and enabling us to produce a vast number of custom timing products on demand with short lead times.
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
•
Leveraged product development: Our solutions employ different combinations of MEMS and circuit components, enabling us to generate a vast number of custom part numbers, including over 40,000 unique part numbers shipped as of December 31, 2022.
•
Rapid time to market: Our solutions can typically be delivered within weeks of initial customer order and configuration, enabling us to reduce our end customers’ time to market.

Our Strategy

Our objective is to be the leading provider of precision timing solutions for advanced and challenging applications. Our solutions not only displace existing products by providing improved performance across a range of operational attributes, but also enable next-generation electronic applications by providing high performance at affordable price points. Key elements of our strategy include:

•
Extend our leadership in precision timing. We intend to continue driving innovation in the timing market and working with our ecosystem partners to help set the timing standards of the future. Through this and other efforts, we expect to enable customers to create reference architectures and purchase complete solutions. We plan to improve the performance of our current solution suite across a variety of key metrics, including size, power, frequency stability, phase noise, and signal quality, while adding new functionality.
•
Educate and promote the benefits of silicon technology. We intend to continue to educate current and prospective customers about the benefits of our precision timing solutions relative to their existing and future products. Our Timing Essentials Learning Hub is an online educational platform established to share our knowledge, though-leadership, and technology leadership.
•
Identify and promote new and emerging applications for our technologies. We intend to continue to collaborate with our end customers to identify timing challenges related to their product roadmaps and to support new applications that would not be possible without SiTime's unique timing technology.
•
Enable future technology innovation. We plan to continue to apply our MEMS, analog and mixed-signal, and systems expertise, as well as partner with leading technology companies to develop innovative products.

•
Broaden our product portfolio. We intend to continue to broaden our product portfolio by offering additional varieties of oscillators, expanding our business in standalone resonators, and expanding into the clock IC market.
•
Continue to attract and acquire new customers. We intend to continue expanding our end customer base through direct dialogue with large strategic accounts, partnerships with large distributors, as well as grow direct online sales with the SiTimeDirect store. With continued investment in our digital marketing strategies that advance the SiTime customer experience, along with sophisticated market segmentation efforts, we expect to identify new customers, and deliver differentiated precision timing solutions to them.
•
Drive margin expansion of our products. We intend to use our technological expertise to deliver higher value and higher margin products through traditional and new innovative channels. In addition, we intend to continue to reduce our costs through operational improvements and supply-chain management initiatives.
•
Deliver lower cost of ownership. In addition to differentiating our solutions based on technical features and value, we also intend to provide value to our customers on business metrics by leveraging our fabless semiconductor infrastructure. These benefits may include shorter lead times, higher quality and reliability, and therefore lower cost of ownership for the end customer.

Our Products

Our precision timing products are designed to address a wide range of applications across a broad array of end markets. Our product portfolio encompasses oscillators, clock ICs, and resonators. The programmability of our product platforms enables us to generate solutions quickly to customer specifications.

Today, we primarily supply oscillator products that comprise a MEMS resonator and an analog mixed-signal IC that are integrated into a package. The following table illustrates our current portfolio of promoted products by target end market:

Our Customers

We primarily sell our precision timing products to distributors, who in turn sell our products to our end customers. We also sell products directly to some of our end customers. We work closely with our end customers throughout their design cycles and are able to develop long-term relationships as our technology becomes embedded in their products. As a result, we believe our products are well-positioned to be designed into their current systems and we are well-positioned to develop next generation solutions for their future products.

Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), three of our distributor customers, each directly accounted for more than 10% of our revenue in the years ended December 31, 2022, 2021, and 2020. Pernas directly accounted for 20%, 24%, and 26% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively, Arrow directly accounted for 17%, 14%, and 15% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively and Quantek directly accounted for 12%, 10%, and 18% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Other than Pernas, Quantek, and Arrow, no other single direct customer accounted for more than 10% of our revenue in the years ended December 31, 2022, 2021, and 2020.

Based on the sell-through information provided to us from distributors who identify end customers, we believe that the majority of our products sold to Pernas and Quantek are in turn incorporated into products of Apple Inc. (“Apple”), our largest end customer.

As a result, we believe revenue attributable to our largest end customer accounted for approximately 20%, 22%, and 40% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively.

Sales and Marketing

Our customers’ design cycle from initial engagement to volume shipment typically ranges from six months to three years, with product life cycles of up to ten years or more. For many of our products, early engagement with our customers’ technical staff is critical for success. To ensure an adequate level of early engagement, our sales, marketing, and customer and development engineers work closely with our customers and channel partners to understand, identify, and propose solutions to their systems’ challenges. We work closely with our customers, including technology leaders for the communications markets, to anticipate end customer market needs. In some cases, we work with our end customers to better understand the end customers’ market trends and new requirements that are being placed on our customers.

We sell our products worldwide through multiple channels, including our direct sales force and a network of distributors, contract manufacturers, contracted sales representatives, and independent design houses, as well as SiTimeDirect, our self-service online store. Our global sales strategy includes direct sales and distributors covering over 15,000 end customer accounts since inception.

We have a strategic accounts strategy executed by our direct sales force focused on design engineers, system architects and executive decision makers for the world’s leading electronics companies. These customers lead electronics innovation for their segments, from communications, 5G, automotive, and consumer IoT, and build in SiTime precision timing solutions that deliver the performance required by these devices. Beyond the well established strategic account portfolio, we target a broad base of small to mid-size electronics OEMs and ODMs that accelerate growth and market expansion for SiTime. We intend to continue to expand our sales and marketing efforts through increased collaboration with our distributors and contracted sales representatives. In addition, we launched SiTimeDirect, a self-service online store supporting 24/7 sales of SiTime oscillators, shipped to over 30 countries globally. Our expert inside sales team supports a “self-service model” for customers. SiTime’s unique field programmability combined with the convenience of an online store, with rapid configuration and fulfillment, makes SiTimeDirect a unique approach in the semiconductor industry for precision timing solutions.

Seasonality

Our revenue has historically been subject to some seasonal variation. Based on the production schedules of key customers, our products typically see stronger revenue in the second half of our fiscal year. However, this was not the case in 2022 and there can be no assurance that this trend will occur in future years.

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
•
Package, Assembly and Testing. Upon the completion of processing at the foundry, we use third-party contractors for packaging, assembly, and testing, including Advanced Semiconductor Engineering, Inc. (“ASE”), Carsem (M) Sdn Bhd. (“Carsem”), and United Test and Assembly Center Ltd. (“UTAC”) in Taiwan, Malaysia, and Thailand, respectively, as well as Daishinku Corp. (“Daishinku”), UTAC, Hana Semiconductor (Ayutthaya) Co., Ltd, and ASE for ceramic packaging for some of our products.
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

Research and Development

We believe that our future success depends on our ability to introduce enhancements on our existing products and to develop new products for both existing and new markets. As a result, a significant majority of our operating expenses has been allocated towards this effort. Our research and development efforts are focused primarily on MEMS and advanced clock IC design and advanced system-level integration for precision timing solutions.

We have assembled a core team of experienced engineers and systems designers who conduct research and development activities in the United States, the Netherlands, Malaysia, Finland, Japan, Taiwan, and Ukraine. As of December 31, 2022, we had 211 full-time equivalent employees supporting research and development efforts worldwide (representing approximately 56% of our total employee base).

Intellectual Property

We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how. As of December 31, 2022, we had 99 issued U.S. patents, expiring generally between 2026 and 2039, and 43 pending U.S. patent applications (including 12 provisional applications). We also had three foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems.

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

Our competitors range from large, international companies offering a wide range of timing products to smaller companies specializing in narrow market verticals. Companies that we primarily compete with include, but are not limited to, Abracon, LLC, Daishinku Corporation, Kyocera Corporation, Microchip Technology Inc., Murata Manufacturing Co., Ltd, Nihon Dempa Kogoyo., Ltd., Rakon Limited, Renesas Electronics Corporation, Seiko Epson Corporation, Skyworks Solutions, Inc., Texas Instruments Incorporated, and TXC Corporation.

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, and other resources, are more established than we are, and have significantly better brand recognition and broader product offerings. This may enable them to better withstand downturns in the timing market in which we compete, as well as adverse economic or market conditions. During past periods of downturns in our industry, competition in the markets in which we operate intensified as our customers reduced their purchase orders. We maintain our competitive position through our ability to successfully design, develop, and market new and existing precision timing solutions in a timely manner and to retain existing customers and add new customers.

Government Regulation

Our business activities are worldwide and subject to various federal, state, local and foreign regulations and our products are governed by a number of rules and regulations. To date, our compliance with these regulations has not had a material impact on our results of operations.

Human Capital Resources and Empowerment

We believe that our company culture, which promotes innovation, open communication, and teamwork, has been critical to our success. Our success depends largely upon the continued services of our executive officers and other key employees and on our ability to continue to attract, retain and motivate qualified employees, particularly highly-skilled engineers involved in the design, development, support, and manufacture of new and existing products and processes, as well as our sales and marketing team which is critical to achieving design wins, creating our brand awareness and reputation, and building long-lasting relationships with our customers and other industry participants. In order for us to attract the best talent, we aim to offer challenging work in an environment that enables our employees to learn, grow, and reach their full potential.

Our human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, financial, and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions. We use a combination of fixed and variable pay including base salary, bonuses, performance awards and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include: a 401(k) plan with employer contributions; health benefits; life, business travel and disability insurance; additional voluntary insurance; paid time off and parental leave; and paid counseling assistance. For further information concerning our equity incentive plans, see Note 9, Stock-based Compensation, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs, including benefits that support their physical and mental health. We maintain an office in Lviv, Ukraine. In connection with Russia’s invasion of Ukraine in February 2022, we have prioritized the safety and welfare of our employees and their families in Ukraine. We also worked with our employees worldwide to minimize any disruption to our operations and business as a result of Russia’s invasion of Ukraine. In response to the COVID-19 pandemic, we implemented safety measures designed to protect our employees. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the COVID-19 pandemic.

We regularly review our employees and assess the needs of the business to identify our talent needs. We encourage periodic and meaningful conversations between managers and employees, including discussions regarding feedback, alignment of goals, and professional development. We encourage all employees to continue learning and provide learning opportunities as well as internal opportunities for cross functional work to support this. We regularly review succession plans and focus on promoting internal talent to help grow our employees' careers.

In an effort to continue to understand employee engagement and culture, we conducted a survey in 2022 and the survey results yielded an 8.5 out of 10 overall employee satisfaction rating, with particular mention of the benefits of the SiTime culture. We intend to survey our employees on an annual basis to enable us to respond to employee feedback, understand the evolution of the company culture, and improve team collaboration, efficiency and success.

As of December 31, 2022, we had 377 full-time equivalent employees located in the United States, France, Malaysia, the Netherlands, Taiwan, Japan, Finland and Ukraine, including 211 in research and development, 136 in sales, general, and administrative, and 30 in operations. We consider relations with our employees to be good and have never experienced a work stoppage.

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

We are a global company and therefore our business, results of operations and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as rising inflation, recession, equity market volatility, geopolitical tensions, war, declines in income or asset values, decreased spending, changes to fuel and other energy costs, public health crises, supply chain disruptions, trade restrictions and sanctions, and the COVID-19 pandemic have caused economic volatility, which has and may continue to harm our business, financial condition, and results of operations, and may cause an extended downturn in the worldwide economy, which would further harm our business, financial condition and results of operations. Economic volatility and adverse economic conditions have affected and may continue to affect the demand for our products and our customers’ products. Reduced demand for our customers’ products has led to a build-up of inventory at our customers and their affiliates, partners, and contract manufacturers, which has and may continue to adversely affect demand for our products. Reduced demand for our products could result in significant decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict.

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

We have historically depended on a limited number of customers for a significant portion of our revenue. If we are unable to expand or further diversify our customer base, our business, financial condition, and results of operations could suffer, and the loss of, or a significant reduction in orders from our customers, including a large customer or end customer, could significantly reduce our revenue and adversely impact our operating results.

Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 49%, 48%, and 59% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 47%, 49% and 58% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Sales attributable to Apple, our largest end customer accounted for approximately 20%, 22%, and 40% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Revenue attributable to this end customer increased in absolute dollars but decreased as a percentage of revenue from the year ended December 31, 2021 to 2022. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our precision timing solutions. We believe our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to a limited number of customers and end customers. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

If our end customers were to choose to work with other manufacturers or our relationships with our customers are disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers and end customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

Because most of our sales are made pursuant to standard purchase orders, orders may be cancelled, reduced, or rescheduled with little or no notice and without penalty. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in customer or end customer forecasts or the timing of orders from our customers could make demand for our products difficult for us to predict and could expose us to the risks of inventory shortages or excess inventory. This in turn could cause our operating results to fluctuate and could materially harm our results of operations.

Our end customers, or the distributors through which we sell to these customers, may choose to use products in addition to ours, use a different product altogether, or develop an in-house solution. In addition, the inability of our customers or their contract manufacturers to obtain sufficient supplies of third-party components used with our products could result in a decline in the demand of our products and a loss of sales. Any of these events could significantly harm our business, financial condition, and results of operations. Further, if our distributors’ relationships with our end customers, including our larger end customers, are disrupted for inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business, financial condition, and results of operations.

Because we do not typically have long-term purchase commitments with our customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes us to inventory risk, and may cause our business and results of operations to suffer.

We sell our products primarily through distributors, usually with no long-term or minimum purchase commitments from them or their end customers. Substantially all of our sales to date have been made on a purchase order basis, which orders may be cancelled, changed, or rescheduled with little or no notice or penalty. As a result, our revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of our customers, including our larger customers. In the future, our distributors or their end customers may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited or no notice, or may decide not to continue to purchase our precision timing solutions at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition, and results of operations. Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, forecasts provided by customers or their affiliates or contract manufacturers may change or may later prove to have been inaccurate which could make demand for our products difficult for us to predict and could expose us to the risks of inventory shortages or excess inventory and materially harm our results of operations. As we no longer intend to acquire inventory to pre-build custom products, we may not be able to fulfill increased demand in the short term. Any of the foregoing events could materially and adversely affect our business, financial condition, and results of operations.

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

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, Ukraine and Finland. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, and Ukraine. Certain of the critical functions for our business are performed in locations outside of the United States. Members of our sales force are located in various locations outside of the United States. In addition, approximately 88%, 94%, and 93% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

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
•
power outages and natural disasters; and
•
travel, work-from-home or other restrictions or stoppages, like those imposed by governments around the world as a result of the COVID-19 pandemic.

These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC in Taiwan for the fabrication of our analog circuits and have sales force personnel in Taiwan and China. If political tensions between China and Taiwan were to increase further, it could disrupt our business and adversely affect our financial condition and results of operations given that we rely primarily on TSMC in Taiwan for our analog circuits. In addition, given the current political and military situation in Russia and Ukraine, if the relationship between Russia and the United States worsens further, or we are restricted or precluded from continuing our operations in Ukraine, it could disrupt our business, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed. Further, the COVID-19 pandemic led to travel, work-from-home, and other restrictions, which significantly impacted our domestic and international operations and the operations of our suppliers, distributors, partners, and customers. At this point, the extent to which the COVID-19 pandemic may further impact our business remains uncertain but it may materially adversely affect our business, financial condition, or results of operations.

Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. We expect our revenue to fluctuate in the future primarily based on the volume of shipments of our products and average selling price ("ASP") changes. Though our ASP increased in 2022 compared to 2021, we may not be able to sustain ASP increases in the future. Factors relating to our business that may contribute to fluctuations in our operating results include the following factors, as well as other factors described elsewhere in this report:

•
macroeconomic conditions;
•
cyclical fluctuations in the semiconductor market;

•
customer demand and product life cycles;
•
the receipt, reduction, or cancellation of, or changes in the forecasts or timing of, orders by customers;
•
fluctuations in the levels of inventories held by our distributors or end customers;
•
the gain or loss of significant customers;
•
supply chain disruptions, delays, shortages, and capacity limitations;
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
•
loss of one or more of our executive officers or other key employees; and
•
changes in our pricing, product cost, and product mix.

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

Our target markets include the communications and enterprise, automotive, industrial, aerospace, and mobile, IoT, and consumer markets. Substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We have expanded our products to include clock IC and timing sync solutions. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets, including the 5G communications or IoT and mobile markets, do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

We may be unable to predict the timing or development of trends in our target markets with any accuracy. If we fail to accurately predict market requirements or market demand for these solutions, our business will suffer. A market shift towards an industry standard that we may not support could significantly decrease the demand for our solutions.

Our future revenue growth, if any, will depend in part on our ability to expand within our existing markets and our ability to enter into new markets. Each of our end markets presents distinct and substantial challenges and risks and, in many cases, requires us to develop new customized solutions to address the particular requirements of that market. Meeting the technical requirements and securing future design wins in any of these new markets will require a substantial investment of our time and resources. We cannot assure you that we will secure future design wins from these or other new markets, or that we will achieve meaningful revenue from sales in these markets. If new markets do not develop as we currently anticipate or if we are unable to penetrate them and scale in them successfully, our revenue could decline.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business could adversely affect our results of operations.

Our sales have been historically denominated in U.S. dollars, even when sold to customers located outside of the U.S. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could increase the real cost to our customers of our products and impair the ability of our customers to cost-effectively purchase or integrate our solutions into their product offerings, which may materially affect the demand for our solutions and cause these customers to reduce their orders, or may increase pressure on us to lower our product prices, which in each case would adversely affect our revenue and business.

If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located in Malaysia, the Netherlands, Taiwan, Japan, Korea, Germany, Finland, France, and Ukraine. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

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

The COVID-19 pandemic has impacted our workforce and the operations of our customers and suppliers. In response to the ongoing COVID-19 pandemic and related government measures, we implemented safety measures to protect our employees and contractors at our locations around the world. The effects of the ongoing COVID-19 pandemic on our business are evolving and difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy and it is unclear how long the pandemic will continue to do so. Among other things, the continued COVID-19 pandemic may result in:

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

Though we believe the production capabilities of our suppliers have been impacted as a result of safety measures, closures of production facilities, lack of supplies, or delays caused by the COVID-19 pandemic, to date we believe we have experienced minimal impact from any delay and disruption in the manufacture, shipment, and sales of our products. However, as the COVID-19 pandemic continues, the effects of the pandemic, including timing and overall demand for our products, and availability of supply chain, may negatively and materially impact our business, results of operations, and financial condition. Further, as safety measures terminate and individuals return to work in offices, we may experience a reduction in demand for certain of our products that are incorporated in our customers’ products that experienced higher demand during the COVID-19 pandemic. Any disruption in the manufacture, shipment, or sales of our products may negatively and materially impact our operating results.

Given the changing nature and continuing uncertainty surrounding COVID-19 due to public health challenges, governmental directives, and economic disruption, and the duration of the foregoing, the potential impact that the COVID-19 pandemic could have on our business, results of operations, and financial condition, and on the other risk factors described in this “Risk Factors” section, remain unclear.

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

Because we do not operate our own manufacturing, assembly, or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could further reduce our gross margins. For instance, we continue to see increases in our manufacturing costs in fiscal year 2023 due to industry wide increases in costs. We rely primarily on obtaining yield improvements and volume-based cost reductions to drive cost reductions in the manufacture of existing products, introducing new products that incorporate advanced features and optimize die size, and other price and performance factors that enable us to increase revenue while maintaining gross margins. To the extent that such cost reductions or revenue increases do not occur at a sufficient level and in a timely manner, our business, financial condition, and results of operations could be adversely affected.

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

Our recent revenue should not be considered indicative of our future performance. Our revenue was $283.6 million, $218.8 million, and $116.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.

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

The global semiconductor market in general, and the timing market in particular, is highly competitive. We expect competition to increase and intensify as additional companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, financial condition, and results of operations. Our competitors range from large, international companies offering a wide range of timing products to smaller companies, including start-ups, specializing in narrow market verticals. Companies that we primarily compete with include, but are not limited to, Abracon LLC, Daishinku Corporation, Kyocera Corporation, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nihon Dempa Kogyo Co., Ltd., Rakon Limited, Renesas Electronics Corporation, Seiko Epson Corporation, Skyworks Solutions, Inc., Texas Instruments Incorporated, and TXC Corporation. We expect competition in our current markets to increase in the future as existing competitors improve or expand their technology and product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.

Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support, and other resources, are more established than we are, and have significantly better brand recognition and broader product offerings. This may enable them to better withstand downturns in the timing market in which we compete, as well as adverse economic or market conditions. Our ability to compete successfully will depend on a number of factors, including:

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

Our success depends largely upon the continued services of our executive officers and other highly skilled key employees, including in engineering, product development, operations, sales, and marketing. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees, including due to adverse business conditions, could have an adverse effect on our business.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of December 31, 2022, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of December 31, 2022 and December 31, 2021, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.

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

Our corporate headquarters and some of our suppliers and foundry vendors are located in areas that are in active earthquake zones or are subject to power outages, natural disasters, political, social, or economic unrest, and other potentially catastrophic events. In the event of a major earthquake, hurricane, flooding, or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, political, social, or economic unrest, or disease outbreak, such as the COVID-19 pandemic, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security, or loss of critical data, any of which could have an adverse effect on our future results of operations.

State, federal, and foreign laws and regulations related to privacy, data use, and security could adversely affect us.

We are subject to state and federal laws and regulations related to privacy, data use, and security. In addition, in recent years, there has been a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues. From time to time, Congress has considered, and may do so again, legislation establishing requirements for data security and response to data breaches that, if implemented, could affect us by increasing our costs of doing business. In addition, several states have enacted privacy or security breach legislation requiring varying levels of consumer notification in the event of a security breach. For example, California passed the California Consumer Privacy Act (“CCPA”), which enhances consumer protection and privacy rights by granting consumers resident in California new rights with respect to the collection of their personal data and imposing new operational requirements on businesses, and went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Additionally, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”) which went into effect in January 2023. The CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. Several other states are considering similar legislation.

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

Our ability to operate our business depends on the efficient operation of internal and third-party information technology systems, including cloud computing, data centers, hardware, software, and applications, to manage our company. We strive to use quality and secure systems, work with reputable system vendors, and implement procedures intended to enable us to protect our systems.

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

As of December 31, 2022, we had U.S. federal, state and foreign net operating loss (“NOL”), carryforwards of approximately $213.3 million, $65.3 million and $1.7 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal NOL carryforwards begin to expire in 2025, the state NOL carryforwards begin to expire in 2028, and the foreign NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards begin to expire in 2025 and the state research and development tax credit carryforwards carry forward indefinitely. These net operating loss and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change occurred in 2014 and concluded that it had no impact on U.S. federal and California net operating losses or on U.S. federal research and development credits. Our initial public offering in November 2019 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards. We updated the Section 382 analysis through December 31, 2022 and concluded there have not been any additional ownership changes as defined under Section 382 since the June 16, 2020 follow-on offering. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. Under the CARES Act, which was signed into law in 2020, an NOL from a tax year beginning in 2018, 2019 or 2020 can be carried back five years and would not be subject to the 80%-of-income limitation if they are exhausted during the five-year carryback period or during 2018, 2019 or 2020. The Company will not carry back any NOLs as they did not have taxable income in prior years.

Risks Related to Intellectual Property

Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of December 31, 2022, we had 99 issued U.S. patents, expiring generally between 2026 and 2039 and 43 pending U.S. patent applications (including 12 provisional applications). We also had three foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

MegaChips owns 5,000,000 shares of our common stock, representing approximately 23.0% of our outstanding common stock as of December 31, 2022. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, and to be influential in electing members of our board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

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

The trading price and volume of our common stock is likely to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
macroeconomic conditions,
•
actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, product life cycles, pricing, ordering patterns, and unforeseen operating costs;
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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive offices are located in a leased facility in Santa Clara, California, consisting of approximately 50,400 square feet of office space under lease that expires in March 2027. This facility accommodates our principal engineering, sales, marketing, operations, finance, and administrative activities. We also lease offices in Michigan, Japan, Malaysia, the Netherlands, Taiwan, Finland, and Ukraine. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms for lease to meet future needs.

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

As of February 9, 2023, there were 20 holders of record (not including beneficial holders of stock held in street names) of our common stock.

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

The following line graph compares for the period beginning November 21, 2019, the initial trading date of our common stock on the Nasdaq Global Market, and ending on December 31, 2022, the last day of our fiscal year, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and Philadelphia Semiconductor Index and assumes reinvestment of any dividends. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
$1,890
$1,690
$1,490
$1,290
$1,090
$890
$690
$490
$290
0
$90
11/21/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
SiTime Corporation
Nasdaq composite index
Philadelphia Semiconductor index

	Base
	Period	December 31,	December 31,	December 31,	December 31,
Company Name/Index	11/21/2019	2019	2020	2021	2022
SiTime Corporation	100.00	150.89	662.31	1,731.01	601.30
Nasdaq composite index	100.00	105.22	151.13	183.46	122.73
Philadelphia Semiconductor index	100.00	109.24	165.10	233.06	149.55

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

Overview

We are a leading provider of precision timing solutions to the global electronics industry. Our precision timing solutions are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and correctly. We provide solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 300 applications across our target markets, including communications and enterprise, automotive, industrial, aerospace, mobile, IoT and consumer.

In 2022, we advanced our technology, expanded our product portfolio, increased our worldwide workforce, and generated a significant increase in revenue and profit. We saw continued strong revenue growth, increased gross margins and positive operating cash flow, but decreased operating margins. Our revenue has historically been subject to some seasonal variation. Based on the production schedules of key customers, our products typically see stronger revenue in the second half of our fiscal year. However, this was not the case in 2022 and there can be no assurance that this trend will occur in future years. Revenue grew 30% from $218.8 million in 2021 to $283.6 million in 2022. Gross margins increased from 64% in 2021 to 65% in 2022, while operating margins decreased from a 15% income in 2021 to a 6% income in 2022.

Commercial shipments of SiTime's first oscillator products began in 2006. Historically, our revenue has been substantially delivered from sales of oscillator systems across our target end markets. In addition to oscillator systems, we have expanded our products to include clock IC and timing sync solutions. We seek to expand our presence in our end markets across all product categories.

We sell our products primarily through distributors, who in turn sell to our end customers. We also sell products directly to some of our end customers. Based on sell-through information provided by our distributors, we believe the majority of our end customers are based in the U.S. We leverage our global network of distributors to address the broad set of end markets we serve. For our largest accounts, dedicated sales personnel work with the end customer to ensure that our solutions fully address the end customer’s timing needs. Our smaller customers can select the optimum timing solution for their needs by working directly with our distributors or by shopping on our online store, SiTimeDirect™.

We operate a fabless business model, allowing us to focus on the design, sales, and marketing of our products, quickly scale production, and significantly reduce our capital expenditures. This model also allows us to operate with lower capital expenditure investment than other semiconductor companies who own fabs. A fabless infrastructure gives us production flexibility and the ability to scale capacity up and down quickly to meet demand. Our programmable architecture also plays a key role in ensuring optimal production flexibility, as it allows us to offer shorter lead times and the ability to meet custom requirements more easily.

We were acquired by MegaChips in 2014 and were a wholly-owned subsidiary of MegaChips, a fabless semiconductor company based in Japan and traded on the Tokyo Stock Exchange, until November 25, 2019. On November 25, 2019, we completed the initial public offering of shares of our common stock. In June 2020, we completed a follow-on public offering, in which we issued and sold 1,525,000 shares of our common stock and MegaChips sold 2,500,000 shares of our common stock held by it. In February 2021, we completed an additional follow-on public offering, in which we issued and sold 1,500,000 shares of our common stock and MegaChips sold 1,500,000 shares of our common stock held by it. In November 2021 we completed a follow-on public offering, in which we issued and sold 1,300,000 shares of our common stock and MegaChips sold 1,000,000 shares of our common stock held by it. In May 2022, the Company entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 800,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the year ended December 31, 2022, we sold 225,334 shares of our common stock under the Sales Agreement. MegaChips continues to be our largest stockholder and held approximately 23.0% of our common stock as of December 31, 2022.

There have been a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company, and affecting outsourced semiconductor assembly and test providers. We believe that the effects of the industry-wide supply constraints on other timing device suppliers contributed in part to our revenue and gross margin growth in 2021 and the first half of 2022, however, we do not expect be able to sustain these revenue and gross margin increases in 2023. In addition, macroeconomic events such as rising inflation, fear of recession, equity market volatility, geopolitical tensions, war, decreased consumer spending, lower demand for electronic products following a period of strong demand during the COVID-19 pandemic, supply chain disruptions, and the COVID-19 pandemic measures implemented in China, harmed sales of our products and results of operations in 2022 and we expect will continue to do so in 2023. We believe that some of our customers built up inventory in our products in 2022 to overcome the industry-wide supply constraints that occurred in the previous periods and that the macroeconomic events in 2022 have led to reduced demand for our customers' products, which led to an inventory buildup at some of our customers and their affiliates, partners and contract manufacturers, which has adversely affected sales of our products. We believe that this inventory buildup will negatively impact the sales of our products until such inventory buildup is reduced. The inventory buildup at some of our customers and their affiliates, partners, and contract manufacturers could result in significant decreases in our sales, margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customer and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict. For additional discussion please see Part I, Item 1A Risk Factors of this report, especially the risk factor titled “Global macroeconomic conditions have harmed and may continue to harm our business” and “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”

Impact of COVID-19 on our Business

The COVID-19 pandemic continued to impact our workforce and the operations of our customers and suppliers during 2022. In response to the COVID-19 pandemic and related government measures, we implemented safety measures to protect our employees and contractors at our locations around the world.

The effects of the ongoing COVID-19 pandemic on our business are evolving and difficult to predict. The ultimate impact of the COVID-19 pandemic on our business, results of operations, and financial condition continues to depend on future developments which are not within our control and cannot be accurately predicted and are uncertain, including the duration, scope and severity of the pandemic, any additional resurgences, variants and the severity of variants, and the ability to effectively and widely manufacture and distribute vaccines.

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

Customer Demand and Product Life Cycles

Once customers design our precision timing solutions into their products, we closely monitor all aspects of their demand cycle, including the initial design phase, prototype production, volume production, and inventories, as well as end-market demand, including seasonality, cyclicality, and the competitive landscape. Given our customer relationships and the long-term aspects of our solutions, we benefit from visibility into customer demand. This in turn provides an opportunity for us to monitor and refine our business fundamentals.

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

Cyclical Nature of the Semiconductor Industry

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The industry experienced a significant downturn during past adverse macroeconomic events such as global recessions, and we are currently experiencing a decrease in demand for our products. Downturns in the semiconductor industry have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Any prolonged or significant downturn in the semiconductor industry generally could adversely affect our business and reduce demand for our products and otherwise harm our business, financial condition and results of operations. In the last few years, the semiconductor industry experienced an upturn. However, this was not the case in second half of 2022 and as a result sales of our products declined in the second half of 2022. Any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. We cannot predict the duration or timing of any downturn or upturn in the semiconductor industry.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Year Ended December 31,			Change 2022 vs 2021
	2022	2021	2020	$	%
	(in thousands, except percentage)
Revenue	$283,605	$218,808	$116,156	$64,797	30%
Cost of revenue	100,643	79,346	58,224	21,297	27%
Gross profit	182,962	139,462	57,932	43,500	31%
Operating expenses:
Research and development	90,288	52,104	31,652	38,184	73%
Selling, general and administrative	76,532	54,515	34,893	22,017	40%
Total operating expenses	166,820	106,619	66,545	60,201	56%
Income (loss) from operations	16,142	32,843	(8,613)	(16,701)	(51%)
Interest income	7,291	—	—	7,291	100%
Other expense, net	(97)	(488)	(758)	391	(80%)
Income (loss) before income taxes	23,336	32,355	(9,371)	(9,019)	(28%)
Income tax expense	(82)	(78)	(1)	(4)	5%
Net income (loss) attributable to common stockholders and comprehensive income	$23,254	$32,277	$(9,372)	$(9,023)	(28%)

A discussion of changes in our results of operations from fiscal 2020 to fiscal 2021 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal 2021 filed with the Securities and Exchange Commission on February 25, 2022.

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

	Year Ended December 31,			Change 2022 vs 2021
	2022	2021	2020	$	%
	(in thousands except percentage)
Revenue	$283,605	$218,808	$116,156	$64,797	30%

Revenue increased by $64.8 million, or 30%, for 2022 compared to 2021. The increase was primarily related to an increase in ASPs of our products, a 2% increase in volume of shipments year over year and $2.7 million in revenue recorded from the waiver of accrued customer rebate. The ASP increase was related to change in mix of the higher ASP products we shipped. The increase in sales volume was driven by higher demand for our products from new and existing customers. We do not expect to be able to sustain our revenue growth or ASP increases in 2023 as we face lower demand due to macroeconomic conditions and more pricing pressure.

Our top ten direct customers, including distributors, accounted for approximately 74%, 76% and 80% of net revenues in 2022, 2021, and 2020, respectively. In 2022, 2021, and 2020, three customers, which are distributors of our products, each accounted for more than 10% of our net revenues. International sales represented approximately 88%, 94%, and 93% of net revenues in 2022, 2021, and 2020, respectively.

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

	Year Ended December 31,			Change 2022 vs 2021
	2022	2021	2020	$	%
	(in thousands except percentage)
Cost of Revenue	$100,643	$79,346	$58,224	$21,297	27%
Gross Profit	182,962	139,462	57,932	43,500	31%
Gross Margin	65%	64%	50%

Gross profit increased by $43.5 million in the year ended December 31, 2022 compared to the same period in 2021. Gross profit increased $49.9 million mainly from an increase in ASPs of our products and $2.7 million from the reversal of a customer rebate. This increase was offset by higher other manufacturing and overhead costs of $6.1 million.

Gross margin was higher by 1% in the year ended December 31, 2022 compared to the same period in 2021. The gross margin increased by 2% from higher sales volume and an increase in ASPs and was offset by 1% increase in our other manufacturing costs.

We expect to continue to see increases in our manufacturing costs in fiscal year 2023 due to an industry wide increase in costs. We believe that the effects of the industry-wide supply constraints on other timing device suppliers contributed in part to our gross margin growth in 2021 and the first half of 2022, however we do not expect to be able to sustain these gross margin increases in 2023. Gross margin may fluctuate from time to time due to a variety of factors. For additional discussion please see Part I, Item 1A Risk Factors of this report, especially the risk factor titled “Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition.”

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

	Year Ended December 31,			Change 2022 vs 2021
	2022	2021	2020	$	%
	(in thousands except percentage)
Operating Expenses:
Research and development	$90,288	$52,104	$31,652	$38,184	73%
Selling, general and administrative	76,532	54,515	34,893	22,017	40%
Total operating expenses	$166,820	$106,619	$66,545	$60,201	56%

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

Research and development expense increased by $38.2 million, or 73%, for the year ended December 31, 2022 compared to the same period in 2021, primarily due to ongoing new product related expenses of $14.2 million, an increase in stock-based compensation expense of $13.5 million, higher personnel costs of $13.0 million due to increased headcount, and an increase in depreciation and amortization of lab equipment and licenses of $2.6 million, offset by an increase of non-recurring engineering contra-expense recognized of $6.6 million.

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

Selling, general and administrative expense increased by $22.0 million, or 40%, for the year ended December 31, 2022 compared to the same period in 2021, primarily due to higher stock-based compensation expense of $13.4 million, higher consulting fees of $5.1 million, higher personnel costs of $1.9 million related to increased headcount, and higher advertising spend of $0.8 million.

Interest Income and Other Expense

Interest income and other expense consists primarily of interest expense on our outstanding debt, interest income on our cash balances, and foreign exchange gains and losses. See Note 7 to our consolidated financial statements under Item 8 for more information about our debt.

	Year Ended December 31,			Change 2022 vs 2021
	2022	2021	2020	$	%
	(in thousands except percentage)
Interest income	$7,291	$—	$—	$7,291	n/a
Other expense	(97)	(488)	(758)	391	(80%)
Total interest income and other expense, net	$7,194	$(488)	$(758)	$7,682	n/a

Interest income and other expense increased $7.7 million for the year ended December 31, 2022 compared to the same period in 2021, primarily related to higher interest income earned on short term investments and net unrealized gain on foreign exchange rates due to increased activities in our foreign subsidiaries and favorable exchange rate fluctuations.

Income Tax Expense

Income tax expense consists primarily of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax asset is uncertain, including net operation losses (NOL), carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not. At December 31, 2022 and 2021, we had federal NOL carry-forwards of approximately $213.3 million and $259.6 million, respectively, state NOL carry-forwards of approximately $65.3 million and $64.5 million, respectively, and foreign NOL carry-forwards of approximately $1.7 million and $2.3 million, respectively. These federal, state, and foreign net operating loss carry-forwards will expire beginning in 2025, 2028, and 2028, respectively. At December 31, 2022 and 2021, we had research and development tax credit carryforwards of approximately $3.9 million and $3.9 million, respectively for U.S. federal income tax purposes and $3.6 million and

$3.6 million, respectively for state income tax purposes. The research and development credit carryforwards for federal tax purposes will begin to expire in 2025, and state tax credits carry forward indefinitely.

	Year Ended December 31,			Change 2022 vs 2021
	2022	2021	2020	$	%
	(in thousands except percentage)
Income tax expense	$(82)	$(78)	$(1)	$(4)	5%

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash and cash equivalents of $34.6 million and $559.5 million, respectively. As of December 31, 2022 we also held $529.5 million of short-term investments in held-to-maturity securities which consisted of treasury bills. Our principal use of cash is to fund our operations and to support growth.

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

In May 2022, we entered into a Sales Agreement with Stifel, under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 800,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. The Company intends to use the net proceeds from the shares of common stock offered and sold to primarily replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. During the year ended December 31, 2022, we sold 225,334 shares of our common stock under the Sales Agreement at a weighted average price of $150.78 per share resulting in net proceeds to us of $33.0 million, after deducting underwriting discounts and commissions and deferred offering costs.

Our purchase obligations primarily include design and simulation licenses. For information about our contractual obligations refer to "Note 5 - Lease" and “Note 9 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$39,752	$59,078	$16,604
Net cash used in investing activities	(560,088)	(33,788)	(7,793)
Net cash provided by (used in) financing activities	(4,522)	460,646	1,296
Net increase (decrease) in cash and cash equivalents	$(524,858)	$485,936	$10,107

Operating Activities

In 2022, net cash provided by operating activities of $39.8 million was primarily due to net income of $23.3 million and non-cash expenses of $67.5 million, partially offset by a change in operating assets and liabilities of $51.0 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense and unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash provided primarily due to higher accounts receivable due to timing of shipments, an increase in inventories as we managed our inventory levels, higher prepaid expenses and other assets related to advance payments to suppliers for inventory and royalties, higher accrued expenses and other liabilities due to timing of payments, offset by an increase in accounts payable.

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

In 2022, cash used in investing activities was $560.1 million. We paid $673.4 million to purchase short-term investments in held-to-maturity securities. We paid $31.8 million largely to purchase test and other manufacturing equipment to support the increase in demand of our products and other property and equipment for general business purposes. We paid $3.9 million to purchase intangible assets in software licenses. All such payments were offset by $149.0 million proceeds from the maturity of held to maturity investments.

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

During the year ended December 31, 2022, we sold 225,334 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $33.0 million, after deducting underwriting discounts and commissions of $0.7 million and deferred offering costs of $0.2 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $37.6 million.

During the year ended December 31, 2021 we completed follow-on public offerings, in which we issued and sold 2,800,000 shares of common stock resulting in net proceeds of $460.6 million, consisting of proceeds from issuance of shares of $461.3 million net of underwriting commissions and discounts of $21.7 million and deferred offering costs of $0.6 million.

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

Revenue Recognition

We derive our revenue from product sales to distributors, who in turn sell to original equipment manufacturers or other end customers. We recognize product revenue, at a point in time, upon shipment when we satisfy our performance obligations as evidenced by the transfer of control of our products to customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products. Variable consideration is estimated and reflected as an adjustment to the transaction price. Depending on the terms of the contract, variable consideration is estimated using either the expected value approach or the most likely value approach. We determine variable consideration at the end of each reporting period, which consists primarily of price adjustments and product returns by estimating the amount of consideration we expect to receive from our customers based on historical experience. Our distributors have limited return rights under our contracts with them. If variable considerations are anticipated to exceed historical experience, we may adjust our sales returns allowance accordingly to properly reflect our net revenue. Since our performance obligations relate to contracts with a duration of less than one year, we do not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of standard cost, determined using first-in first out method or market net realizable value. We review and set standard costs to approximate actual manufacturing costs. We perform detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that we are committed to purchase at the end of each reporting period. We write-down the inventory value for estimated deterioration, excess, obsolete and other factors based on management’s assessment of future demand and market conditions of our inventory. These estimates may include uncertain elements such as our demand forecast. These forecasts are developed based on current backlogs, inputs from our customers, and internal analyses which may consist of customer historical purchasing trends and level of inventory in the distributor channel, actual and anticipated design wins, market and economic conditions, technology changes, new product introductions, changes in strategic direction and other factors. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin. Once written-down, inventory write-downs are not reversed until the inventory is sold or scrapped. In the second half of 2022, we acquired inventory in excess of consumption mainly to increase our buffer inventory levels.

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

We amortize stock-based compensation expense for time-based awards under the straight-line attribution method over the vesting period. Stock-based compensation expense for performance-based awards is recognized when it becomes probable that the performance conditions will be met. We amortize stock-based compensation expense for performance-based awards using the accelerated method. The Company recognizes the expense related to the multi-year performance based restricted stock unit awards on a graded-vesting method over the requisite service period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Malaysia, the Netherlands, France, Taiwan, Japan, Finland, Korea, Germany and Ukraine. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging policy with respect to foreign currency exchange risk.

Interest Rate Risk

We had cash and cash equivalents of $34.6 million and $559.5 million as of December 31, 2022 and 2021, respectively, consisting of bank deposits, money market funds, and treasury bills. We also had short-term investments in held-to-maturity securities of $529.5 million consisting of treasury bills as of December 31, 2022. Such interest-earning instruments carry a degree of interest rate risk. During the year ended December 31, 2022 we generated $7.3 million in interest income due to higher cash, cash equivalents and short-term investment balances, and rising interest rates.

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

Shareholders and Board of Directors

SiTime Corporation

Santa Clara, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SiTime Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Valuation of Inventory

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventory balance is stated at lower of cost or net realizable value. The valuation of inventory is adjusted by the Company when conditions indicate a decline in value due to obsolescence and is based on estimates for inventory levels in excess of management’s forecasted demand. Forecasting customer demand can be challenging as certain judgments are required to determine if and how changing market conditions will impact future demand.

We identified the valuation of inventory as a critical audit matter due to certain judgments required by Management related to forecasting future demand for excess units on hand based on the Company’s historical sales and market conditions. Auditing these judgments involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the appropriateness of management’s inventory valuation methodology, including qualitative and quantitative factors, designed to identify excess units on hand based on ending inventory quantities compared to forecasted shipment quantities.

•
Evaluating the reasonableness of management's judgments related to forecasted customer demand by (i) performing retrospective review of the Company’s prior year estimates to actual results, and (ii) evaluating the reasonableness of sales forecasts by comparing to current backlog and historical sales data.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

San Jose, California

February 27, 2023

SiTime Corporation

Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of
	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$34,603	$559,461
Short-term investments in held-to-maturity securities	529,494	—
Accounts receivable, net	41,229	38,376
Inventories	57,650	23,630
Prepaid expenses and other current assets	6,091	4,476
Total current assets	669,067	625,943
Property and equipment, net	58,772	37,902
Intangible assets, net	5,205	5,977
Right-of-use assets, net	10,848	8,194
Other assets	6,724	193
Total assets	$750,616	$678,209
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$14,881	$13,103
Accrued expenses and other current liabilities	18,913	24,282
Total current liabilities	33,794	37,385
Lease liabilities	8,149	6,398
Other non-current liabilities	193	1,929
Total liabilities	42,136	45,712
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 21,702 and 20,825 shares issued and outstanding at December 31, 2022 and 2021	2	2
Additional paid-in capital	716,343	663,614
Accumulated deficit	(7,865)	(31,119)
Total stockholders’ equity	708,480	632,497
Total liabilities and stockholders’ equity	$750,616	$678,209

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$283,605	$218,808	$116,156
Cost of revenue	100,643	79,346	58,224
Gross profit	182,962	139,462	57,932
Operating expenses:
Research and development	90,288	52,104	31,652
Selling, general and administrative	76,532	54,515	34,893
Total operating expenses	166,820	106,619	66,545
Income (loss) from operations	16,142	32,843	(8,613)
Interest income	7,291	—	—
Other expense	(97)	(488)	(758)
Income (loss) before income taxes	23,336	32,355	(9,371)
Income tax expense	(82)	(78)	(1)
Net income (loss)	$23,254	$32,277	$(9,372)
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$23,254	$32,277	$(9,372)
Net income (loss) per share attributable to common stockholders, basic	$1.09	$1.70	$(0.58)
Net income (loss) per share attributable to common stockholders, diluted	$1.03	$1.53	$(0.58)
Weighted-average shares used to compute basic net income (loss) per share	21,245	19,006	16,064
Weighted-average shares used to compute diluted net income (loss) per share	22,664	21,144	16,064

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2019	14,968	$2	$116,162	$(54,024)	$62,140
Stock-based compensation expense	—	—	14,816	—	14,816
Net loss	—	—	—	(9,372)	(9,372)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	1,525	—	45,789	—	45,789
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	657	—	(3,493)	—	(3,493)
Balances at December 31, 2020	17,150	2	173,274	(63,396)	109,880
Stock-based compensation expense	—	—	29,694	—	29,694
Net income	—	—	—	32,277	32,277
Issuance of common stock upon follow-on public offerings net of underwriting discounts and commissions and other offering costs	2,800	—	460,646	—	460,646
Issuance of shares upon vesting of restricted stock units	875	—	—	—	—
Balances at December 31, 2021	20,825	2	663,614	(31,119)	632,497
Stock-based compensation expense	—	—	57,251	—	57,251
Net income	—	—	—	23,254	23,254
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	225	—	33,030	—	33,030
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	652	—	(37,552)	—	(37,552)
Balances at December 31, 2022	21,702	$2	$716,343	$(7,865)	$708,480

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$23,254	$32,277	$(9,372)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	11,843	7,926	6,402
Stock-based compensation expense	57,415	29,992	16,009
Inventory write-down	2,972	1,817	1,446
Impairment of internal-use software	—	—	959
Unrealized interest on held to maturity securities	(5,055)	—	—
Other	358	117	106
Changes in assets and liabilities:
Accounts receivable, net	(2,853)	(14,456)	(6,261)
Related party accounts receivable	—	736	337
Inventories	(36,992)	(13,096)	(2,070)
Prepaid expenses and other assets	(7,460)	(1,859)	2,951
Accounts payable	2,468	5,826	2,606
Accrued expenses and other liabilities	(6,198)	9,798	3,491
Net cash provided by operating activities	39,752	59,078	16,604
Cash flows from investing activities
Purchase of held to maturity securities	(673,370)	—	—
Proceeds from maturity of held to maturity securities	148,931	—	—
Purchase of property and equipment	(31,793)	(30,878)	(6,098)
Cash paid for intangibles	(3,856)	(2,910)	(1,695)
Net cash used in investing activities	(560,088)	(33,788)	(7,793)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(37,552)	—	(3,493)
Proceeds from public offering	33,977	461,264	48,800
Payments for offering costs	(947)	(618)	(3,011)
Proceeds from loans from financial institutions	—	—	35,000
Principal payments on loans to financial institutions	—	—	(76,000)
Net cash provided by (used in) financing activities	(4,522)	460,646	1,296
Net increase (decrease) in cash and cash equivalents	(524,858)	485,936	10,107
Cash and cash equivalents
Beginning of period	559,461	73,525	63,418
End of period	$34,603	$559,461	$73,525
Supplemental disclosure of cash flow information
Interest paid during the period	—	—	799
Income taxes paid	58	24	1
Supplemental disclosure of noncash flow information
Unpaid property and equipment	747	1,437	343
Unpaid intangibles, net	606	3,178	—
Right-of-use assets acquired under operating leases	4,761	689	382

The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

SiTime Corporation (the “Company”) was incorporated in the State of Delaware in December 2003. The Company is a leading provider of precision timing solutions to the global electronics industry, providing the timing functionality that is needed for electronics to operate reliably and correctly. The Company's products have been designed to address a wide range of applications across a broad array of end markets. The Company operates a fabless business model and leverages its global network of distributors to address the broad set of end markets that it serves.

Outbreak of Coronavirus Disease 2019 (“the COVID-19 pandemic”)

The COVID-19 pandemic continued to impact the Company's workforce and the operations of its customers and suppliers during 2022. In response to the COVID-19 pandemic and related government measures, the Company implemented safety measures to protect its employees and contractors at its locations around the world.

The effects of the ongoing COVID-19 pandemic on our business are evolving and difficult to predict. The ultimate impact of the COVID-19 pandemic on our business, results of operations, and financial condition continues to depend on future developments which are not within our control and cannot be accurately predicted and are uncertain, including the duration, scope and severity of the pandemic, any additional resurgences, variants and the severity of variants, and the ability to effectively and widely manufacture and distribute vaccines.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant areas requiring the use of management estimates and assumptions include revenue recognition, non-recurring engineering services, estimate of reserve for excess and obsolete inventories, sales reserves, internally developed software capitalization, and valuation allowances for deferred tax assets. Actual results may differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Foreign Currency Remeasurement

The Company and its wholly-owned subsidiaries use the U.S. dollar as the functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses are remeasured using an average exchange rate in effect for the period, except for items related to non-monetary assets and liabilities, which are measured at historical exchange rates. Gains or losses from foreign currency remeasurement and transactions are included in other expense, net. For the years ended December 31, 2022, 2021, and 2020, foreign currency remeasurement and transactions gains and losses resulting in a net charge of $0.1 million, $0.5 million, and $0.1 million, respectively.

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

Cash and cash equivalents

At December 31, 2022 and 2021, cash balances in bank checking and savings accounts of $31.6 million and $339.3 million, were valued using Level 1 of the fair value hierarchy. At December 31, 2022 and 2021, highly liquid money market funds of $3.0 million and $220.2 million, respectively, were valued using Level 1, of the fair value hierarchy, quoted prices in active markets for identical assets and are included in cash equivalents.

Short-term investments in held-to-maturity securities

As of December 31, 2022, the Company had entered into treasury bills with maturities ranging from 3 to 6 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $524.4 million with gross unrealized gains of $5.1 million and net carrying value of $529.5 million. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents amount is subject to concentration of credit risk. Substantially all of the Company's cash and cash equivalents balances are in excess of Federal Deposit Insurance Corporation insurance limits with financial institutions.

The Company extends credit based on an evaluation of the customer’s financial condition and collateral is not typically required. The Company primarily sells its products through third-party distributors. For the years ended December 31, 2022, 2021, and 2020, three distributors directly accounted for 10% or more of the Company’s revenue.

The following table discloses these customers’ percentage of revenue for the respective periods:

	Year Ended December 31,
	2022	2021	2020
Customer
Pernas Electronics Co. Ltd.	20%	24%	26%
Arrow Electronics, Inc.	17%	14%	15%
Quantek Technology Corporation	12%	10%	18%

Revenue from sales to one end customer through multiple distributors accounted for 20%, 22% and 40% of consolidated revenues for the years ended December 31, 2022, 2021, and 2020, respectively. No other distributors or end customers accounted for 10% or more of the Company's consolidated revenues for the years ended December 31, 2022, 2021, and 2020.

At December 31, 2022 and 2021 these customers accounted for 10% or more of accounts receivable:

	As of December 31,
	2022	2021
Customer
Pernas Electronics Co. Ltd.	24%	16%
Quantek Technology Corporation	17%	13%
Arrow Electronics, Inc.	15%	14%
Smith & Associates	0%	11%

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

Warranty

The Company provides limited lifetime warranty coverage on all of its products by guaranteeing that all timing components from the Company will be free from defects in workmanship and materials and will conform to specifications for the life of the system. This assurance-type warranty is not considered a separate performance obligation, and thus no transaction price is allocated to it. The Company records the warranty costs in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets based on the expected timing of the related payments. To date, the Company has had negligible returns of any defective products, and hence the warranty reserve balances as of December 31, 2022 and 2021 were less than $0.1 million.

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

Revenue Recognition

The Company derives revenue from its product sales to distributors, who in turn sell to original equipment manufacturers or other end customers. The Company recognizes product revenue, at a point in time, upon shipment when it satisfies its performance obligations as evidenced by the transfer of control of its products to customers. The Company measures revenue based on the amount of consideration it expects to be entitled to in exchange for products. Variable consideration is estimated and reflected as an adjustment to the transaction price. Depending on the terms of the contract, variable consideration is estimated using either the expected value approach or the most likely value approach. The Company determines variable consideration, which consists primarily of price adjustments and product returns by estimating the amount of consideration the Company expects to receive from its customers based on historical experience of price adjustments and product returns. Initial estimates of price adjustments and product returns are updated at the end of each reporting period if additional information becomes available. Changes to the Company’s estimated variable consideration were not material for the periods presented. Since the Company’s performance obligations relate to contracts with a duration of less than one year, it does not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

The Company’s payment terms vary by contract type and type of customer and generally range from 30 to 60 days from shipment. The Company has also elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized.

As a practical expedient, the Company records the incremental costs of obtaining a contract, consisting primarily of sales commissions, when incurred because the amortization period is one year or less. These costs are recorded within sales and marketing expenses. The Company had a distribution agreement with MegaChips, whereby the Company appointed MegaChips as the exclusive distributor of its products in Japan. The Company recognized revenue upon shipment derived from sales of products through MegaChips in the amount of expected payments from parties which purchased the products as adjusted for estimated price concessions and product returns. In connection with the Company's efforts to contract directly with distributors in Japan, the Company and MegaChips mutually terminated the Distribution Agreement effective November 3, 2021.

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

Non-recurring engineering services

The Company has certain contracts to provide non-recurring engineering (NRE) services for research and development arrangements through 2023, which do not meet the requirement to be accounted for under ASC 606, Revenue from Contracts with Customers. The Company recognizes the payments received under these NRE arrangements as liabilities and recognizes them as an offset to research and development expense as the company achieve the milestones of the contract. As the progress towards completion occurs, the Company uses an input method based on the ratio of costs incurred to date to total estimated costs of the project. Significant judgment is required to estimate the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement. A liability of $2.7 million and $0.2 million was recorded as accrued expenses and other current liabilities, and other non-current liabilities, respectively, in the consolidated balance sheet as of December 31, 2022. A liability of $5.7 million and $0.5 million was recorded as accrued expenses and other current liabilities, and other non-current liabilities, respectively, in the consolidated balance sheet as of December 31, 2021. For the years ended December 31, 2022 and 2021, the Company recorded $9.0 million and $2.4 million, respectively as a reduction of research and development expenses in the consolidated statement of operations. There was no reduction of research and development expense recorded during the year ended December 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel costs, field application engineering support, travel costs, professional and consulting fees, accounting and audit fees, legal, advertising expenses, and allocated overhead costs. Selling, general and administrative costs are expensed as incurred. Advertising expenses were $2.3 million, $1.5 million and $0.3 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

Stock-Based Compensation

The Company grants restricted stock units (“RSUs”) of its own common stock and such grants are valued at the fair market value of the Company’s stock on the date of the grant and recognizes the compensation expense using the straight-line method over the requisite service period.

The Company amortizes stock-based compensation expense for time-based awards under the straight-line attribution method over the vesting period. Stock-based compensation expense for performance-based awards is recognized when it becomes probable that the performance conditions will be met. The Company amortizes stock-based compensation expense for performance-based awards using the accelerated method. The Company recognizes the expense related to the multi-year performance based restricted stock unit awards ("MYPSU") on a graded-vesting method over the requisite service period.

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

3. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$23,254	$32,277	$(9,372)
Weighted-average shares outstanding
Weighted average shares used to compute basic net income per share	21,245	19,006	16,064
Dilutive effect of employee equity incentive plans	1,419	2,138	—
Weighted average shares used to compute diluted net income (loss) per share	22,664	21,144	16,064
Net income (loss) attributable to common stockholders per share, basic	$1.09	$1.70	$(0.58)
Net income (loss) attributable to common stockholders per share, diluted	$1.03	$1.53	$(0.58)

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of vested restricted stock units using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the year ended December 31, 2022, 2021, and 2020 the Company had 309,963, 3,955, and 2,095,135 potential shares from share-based awards that are anti-dilutive, respectively. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted loss per share for the year ended December 31, 2020 due to the net losses reported in these periods.

4. Balance Sheets Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Accounts receivable, gross	$41,279	$38,426
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$41,229	$38,376

Inventory

Inventory consisted of the following:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$17,518	$1,841
Work in progress	33,687	16,963
Finished goods	6,445	4,826
Total inventories	$57,650	$23,630

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Prepaid expenses	$3,118	$2,398
Other current assets	2,973	2,078
Total prepaid expenses and other current assets	$6,091	$4,476

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Lab and manufacturing equipment	$73,220	$44,283
Computer equipment	3,170	1,977
Furniture and fixtures	509	433
Construction in progress	5,967	7,100
Leasehold improvements	7,129	5,211
	89,995	59,004
Accumulated depreciation	(31,223)	(21,102)
Total property and equipment, net	$58,772	$37,902

Depreciation expense related to property and equipment was $10.1 million, $5.7 million, and $3.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	December 31, 2022			December 31, 2021
	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Internal use software	$9,434	$(8,833)	$601	$9,434	$(8,633)	$801
Purchased software	12,583	(7,978)	4,604	11,703	(6,527)	5,176
Intangible assets	$22,017	$(16,811)	$5,205	$21,137	$(15,160)	$5,977

Amortization expense for intangible assets was $1.7 million, $2.2 million, and $2.7 million, for the years ended December 31, 2022, 2021, and 2020, respectively. During the years ended December 31, 2022 and 2021, the Company purchased and capitalized software costs of $3.9 million and $6.0 million, respectively, to support research and development efforts. During the year ended December 31, 2020, the Company recorded impairment charges of $1.0 million related to capitalized cost of software that was within the development phase and was being developed solely to meet the Company’s internal needs. The impairment charge was recorded as research and development expense in the consolidated statement of operations.

As of December 31, 2021, the Company had $0.8 million of intangibles that were still in development stage and were not being amortized. In July 2022, the Company placed the related product into production and began amortizing the internal use software. As of December 31, 2022, there were no intangibles that were in development stage and not being amortized. The estimated aggregate future amortization expense for intangible assets and subject to amortization as of December 31, 2022 is summarized as below:

(in thousands)
2023	$2,366
2024	1,671
2025	668
2026	354
2027 and beyond	146
$5,205

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Accrued payroll and related benefits	$6,109	$7,237
Revenue reserves	1,840	2,194
Deferred non-recurring engineering services	2,689	5,666
Short term lease liability	2,485	1,336
Accrued customer rebates	234	3,107
Other accrued expenses	5,556	4,742
Total accrued expenses and other current liabilities	$18,913	$24,282

As of December 31, 2021 and through June 30, 2022, the Company had recorded $2.7 million of accrued customer rebates as contra revenue under a customer agreement. In July 2022, the customer waived the right to the rebate and the Company recorded the $2.7 million of accrued customer rebate as revenue.

5. Leases

The Company leases real estate property under operating leases. The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, Finland, and Ukraine all under non-cancellable operating leases with various expiration dates through April 2027.

In January 2021, the Company signed an amendment to its Santa Clara office space lease where the lessor provided the Company lease incentives of $0.4 million and extended the term of the lease by three months. The amendment was accounted as a single modified lease and the remaining payments were remeasured using an updated discount rate. The agreement provides for an option to renew for an additional 5 years and for monthly rent payments through the term of the lease. During the year ended December 31, 2022, the Company commenced 8 operating leases with 2 to 7 year lease terms, and recorded right-of-use assets of $5.1 million, current lease liabilities of $1.1 million, and long-term lease liabilities of $4.2 million upon the commencement of these leases.

The remaining lease terms vary from 1 to 6 years. For its leases the Company has options to extend the lease term for periods varying from 1 to 5 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily composed of common area maintenance and utility charges.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of December 31, 2022 and 2021:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Right-of-use assets	$10,848	$8,194
Lease liabilities included in accrued expenses and other current liabilities	2,485	1,336
Lease liabilities - non-current	8,149	6,398
Total operating lease liabilities	$10,634	$7,734
Weighted-average remaining lease term (years)	4.0	5.0
Weighted-average discount rate	4.6%	4.5%

The table below presents certain information related to the lease costs for operating leases for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating lease cost	$2,759	$1,761	$1,696
Short-term lease cost	1,389	579	356
Variable lease cost	911	599	332
Total lease cost	$5,059	$2,939	$2,384

Cash paid for operating lease liabilities was $2.5 million, $1.7 million, and $2.3 million for the years ended December 31, 2022, 2021, and 2020 respectively.

Operating Lease Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2022:

(in thousands)
2023	$2,922
2024	3,056
2025	2,696
2026	2,171
2027	628
2028 and beyond	190
Total minimum lease payments	11,663
Less: amount of lease payments representing interest	(1,029)
Present value of future minimum lease payments	10,634
Less: current obligations under leases	(2,485)
Long-term lease liabilities	$8,149

6. Commitments and Contingencies

Purchase Commitments

The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. In addition, the Company has a multi-year agreement to purchase minimum quantities of MEMS wafers and is responsible for research and development, tooling, and samples cost under the agreement. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of December 31, 2022 were as follows:

(in thousands)
2023	$16,421
2024	10,039
2025	7,162
2026	5,162
2027	—
2028 and beyond	—
Total	$38,784

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

7. Debt Obligations

On August 31, 2015, the Company entered into a bank transaction agreement with The Bank of Tokyo Mitsubishi UFJ, Ltd. ("MUFG"). The agreement provided for a revolving line of credit with a maximum available borrowing of $20.0 million, which was increased to $50.0 million in June 2018. Between August 2015 and December 31, 2019, the Company borrowed $139.0 million in several draw-downs against the revolving line of credit with terms ranging from one month to one year and interest rate ranging between 1.01% to 4.07%. On July 24, 2020, the Company paid $76.0 million to fully pay down all outstanding loans and cancel the line of credit with MUFG of which $12.0 million of loans were prepaid with a penalty of $0.1 million.

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

Follow-on Public Offerings

On June 16, 2020, the Company completed a follow-on public offering, in which it issued and sold 1,525,000 shares of its common stock, resulting in net proceeds to the Company of $45.8 million after deducting underwriting discounts and commissions of $2.7 million and deferred offering costs of $0.3 million.

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

At-The-Market offering

On May 4, 2022, the Company entered into a Sales Agreement ("Sales Agreement"), with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which the Company may offer and sell from time to time at its sole discretion, up to an aggregate of 800,000 shares of its common stock, par value $0.0001 per share, through Stifel as its sales agent. The Company intends to use the net proceeds from the shares of common stock offered and sold to primarily replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. The Company has filed a prospectus supplement pursuant to the Sales Agreement for the offer and sale of up to an aggregate of 800,000 shares of its common stock. Subject to the terms and conditions of the Sales Agreement, Stifel will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Stifel a commission of up to 3% of the gross sales proceeds of any common stock sold through Stifel under the Sales Agreement. During the year ended December 31, 2022, the Company sold 225,334 shares of its common stock to Stifel under the Sales Agreement at a weighted average price of $150.78 per share resulting in net proceeds to the Company of $33.0 million, after deducting underwriting discounts and commissions of $0.7 million and deferred offering costs of $0.2 million.

9. Stock-based Compensation

SiTime Corporation 2019 Stock Incentive Plan

Upon completion of its IPO in November 2019, the Company adopted the SiTime Corporation 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation

(collectively, “stock awards”), and cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2019 Plan vest at the rate specified by the plan administrator, for restricted stock unit awards primarily within the quarter to four years. As of December 31, 2022, 0.8 million shares were available for future issuance.

SiTime Corporation 2022 Inducement Award Plan

In February 2022, the Company adopted the SiTime Corporation 2022 Inducement Award Plan (the "2022 Plan"), which initially reserved 250,000 shares of the Company's common stock. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation and cash awards, all of which may be granted to employees (including officers). Awards granted under the 2022 Plan vest at the rate specified by the plan administrator, for restricted stock unit awards primarily over one to four years. As of December 31, 2022, 27,000 shares were available for future issuance.

Bonus and Retention Plans

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan. In August 2020, the Compensation Committee approved target bonus amounts and performance goals for the second half of the fiscal year 2020 (the “2020 Goals”). In each of January and July 2021, the Compensation Committee approved target bonus amounts and performance goals for the first half and second half, respectively, of the fiscal year 2021 (the “2021 Goals”). In January and August 2022, the Compensation Committee approved target bonus amounts and performance goals for the first half of the fiscal year 2022 (the “2022 Goals”). The 2020 Goals, 2021 Goals, and 2022 Goals are based on the achievement of revenue and Non-GAAP operating profit which excludes certain costs such as stock based compensation costs, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the consolidated cash flow statements. The liability of $0.8 million for the 2022 Goals was recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2022. Actual payouts ranged from 119% to 144% of target for the 2020 Goals, ranged from 76% to 150% of target for the 2021 Goals, and ranged from 44% to 130% of target for the 2022 Goals, in each case based on performance.

In April 2022, the Company adopted a bonus plan for certain employees. The target bonuses are granted based on a fixed dollar amount to be settled in RSUs in the quarter following the end of the performance period. Due to the fixed dollar amount targets, the awards have been classified as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the consolidated cash flow statements and was $2.1 million for the year ended December 31, 2022. The liability of $0.8 million was recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2022.

On December 17, 2021, the Compensation Committee of the Company approved performance based restricted stock unit awards ("PRSU") with performance goals for the year 2022 (the “PRSU 2022 Goals”). The PRSU 2022 Goals are based on the achievement of revenue, which were not met for the year ended December 31, 2022.

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

The following table summarizes the RSU, PRSU, and MYPSU awards activity for the years ended December 31, 2022, 2021 and 2020:

	RSU		PRSU		MYPSU
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	per share	Shares	per share	Shares	per share

Unvested at December 31, 2019	2,989,322	$13.0	—	—	—	$—
Granted	682,517	53.4	—	—	—	—
Vested	(766,934)	15.5	—	—	—	—
Forfeited	(169,199)	13.7	—	—	—	—
Unvested at December 31, 2020	2,735,706	$22.4	—	—	—	$—
Granted	438,474	128.6	58,954	261.4	—	—
Vested	(874,462)	27.9	—	—	—	—
Forfeited	(72,521)	33.3	—	—	—	—
Unvested at December 31, 2021	2,227,197	$40.6	58,954	261.4	—	$—
Granted	468,703	188.3	—	—	311,872	88.6
Vested	(919,530)	44.4	—	—	—	—
Forfeited	(58,376)	111.8	—	—	—	—
Unvested at December 31, 2022	1,717,994	$73.6	58,954	$261.4	311,872	$88.6

The difference between the number of RSUs vested and the shares of common stock issued during the year ended December 31, 2022 and 2020 is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting. The total fair value, as of the vesting date, of awards vested during the years ended December 31, 2022, 2021, and 2020 were $40.5 million, $161.2 million, and $43.7 million, respectively.

Total stock-based compensation expense for employees recognized in the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Equity based awards
Cost of revenue	$1,861	$1,654	$613
Research and development	23,024	11,087	4,682
Selling, general and administrative	28,177	14,422	9,521
	$53,062	$27,163	$14,816

Liability based awards - to be settled in equity
Cost of revenue	$121	$114	$—
Research and development	2,214	492	445
Selling, general and administrative	2,018	2,223	748
	$4,353	$2,829	$1,193
Total stock-based compensation - equity and liability based	$57,415	$29,992	$16,009

Liability-based awards - cash settled
Cost of revenue	$—	$102	$264
Research and development	—	143	415
Selling, general and administrative	—	108	278
	$—	$353	$957
Total stock-based compensation expense	$57,415	$30,345	$16,966

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$53,062	$27,163	$14,816
Liability based awards - settled in equity	4,189	2,531	-
Total stock-based compensation expense recorded to additional paid-in capital	$57,251	$29,694	$14,816

The following table presents the unrecognized compensation costs and related weighted average period of recognition as of December 31, 2022:

	As of
	December 31, 2022
	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$114.5	2.1
PRSUs	-	—
MYPSUs	19.2	1.7
Liability-based awards	0.3	0.6
Total unrecognized compensation costs	$134.0

10. Income Taxes

The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
United States	$22,208	$32,379	$(9,645)
Foreign	1,128	(24)	274
	$23,336	$32,355	$(9,371)

The components of income tax expense were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Current Provision:
Federal	$-	$(11)	$-
State	(1)	(1)	(1)
Foreign	(81)	(66)	—
Total current provision	(82)	(78)	(1)
Total deferred provision	—	—	—
Total income tax provision	$(82)	$(78)	$(1)

The material components of the deferred tax assets and liabilities consisted of net operating loss carry-forwards and tax credit carry-forwards.

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Deferred tax assets (liabilities):
Accrual, write-down and other	$5,433	$5,442	$2,469
Section 174 Costs	23,513	-	-
Depreciation and amortization	(1,576)	(818)	76
Credits	5,657	-	-
Net operating loss and credits carry forwards	49,647	64,690	42,949
Total gross deferred tax assets (liabilities)	82,674	69,314	45,494
Valuation allowance	(82,674)	(69,314)	(45,494)
Total net deferred tax assets	$—	$—	$—

The net valuation allowance increased by $13.1 million for the year ended December 31, 2022.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2022	2021	2020

US Federal Rate	21.0%	21.0%	21.0%
RSU excess tax expense	(88.6)	(79.0)	93.3
Permanent differences and others	10.9	15.7	(2.9)
Change in valuation allowance	57.0	42.3	(111.4)
	0.3%	0.0%	0.0%

The reported amount of income tax expense differs from an expected amount based on statutory rates primarily due to the Company’s valuation allowance.

As of December 31, 2022 and 2021, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company has federal net operating loss carry-forwards of approximately $213.3 million and $259.6 million, respectively, and state net operating loss carry-forwards of approximately $65.3 million and $64.5 million, respectively. At December 31, 2022 and 2021, the Company has net operating loss carryforwards for foreign income tax purposes of approximately $1.7 million and $2.3 million, respectively. These federal, state, and foreign net operating loss carry-forwards will expire beginning in 2025, 2028, and 2028, respectively.

At December 31, 2022 and 2021, the Company also has federal research and development tax credit carry-forwards of approximately $3.9 million and $3.9 million, respectively, and state research and development tax credit carry-forwards of approximately $3.6 million and $3.6 million, respectively. The federal tax credits begin to expire in 2025, and the California tax credits carry forward indefinitely.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“the Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2022 and 2021, the Company had $2.3 million and $2.4 million of total unrecognized tax benefits. The Company currently has a full valuation allowance against its net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to full valuation allowance of the Company’s deferred tax assets. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2022 and 2021, the Company had immaterial amounts related to the accrual of interest and penalties.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2022	2021
	(in thousands)
Beginning balance	$2,431	$2,436
Increase (decrease) in balance related to tax position taken during prior periods	—	—
Increase (decrease) in balance related to tax position taken during the current period	(129)	(5)
Ending balance	$2,302	$2,431

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the years ended December 31, 2022 and 2021.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. Due to the Company’s net losses, its federal, state and local, and foreign tax returns since inception are subject to audit.

11. 401(k) Plan

The Company has a 401(k) retirement plan for the U.S. based employees that qualifies as a defined contribution plan. All U.S. based employees are eligible to participate on the first day of the month following their hire date with the Company. Under the defined contribution plan, employees may contribute up to the lesser of 90% of their pre-tax salaries per year or the maximum contribution allowed under the Code. The Company may make discretionary matching contributions, if deferral contributions are made by the employees. The Company’s matching contributions for the years ended December 31, 2022, 2021, and 2020 resulted in expense of $1.3 million, $1.0 million, and $0.6 million respectively.

In addition, other eligible employees outside of the U.S. receive retirement benefits under various statutory plans.

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Taiwan	$101,849	$66,390	$55,789
Hong Kong	59,209	82,503	30,306
United States	33,470	14,221	8,522
Other	89,077	55,694	21,539
Total	$283,605	$218,808	$116,156

The following table sets forth the Company’s total property and equipment attributable to operations by country for countries with 10% or more of the Company’s net property and equipment as of the periods presented:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
United States	$24,211	$19,205
Malaysia	18,524	13,780
Taiwan	5,570	2,367
Other	10,467	2,550
Total	$58,772	$37,902

13. Related Party Transactions

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

MegaChips has been the largest stockholder of the Company and held approximately 23.0% and 24.0% of the Company’s outstanding common stock as of December 31, 2022 and December 31, 2021, respectively.

In May 2021, the Company signed a consulting agreement with Akira Takata, a member of the Board of Directors of the Company. As a consultant, Mr. Takata provided sales consulting services through December 31, 2021, for which he received monthly cash fees of $5,000, reimbursement of expenses, and an equity award of 500 RSUs that fully vested on November 20, 2021. In December 2021, the Company signed an amendment to extend the consulting agreement with Akira Takata through December 31, 2022, for which he received monthly cash fees, reimbursement of expenses, and an equity award of 300 RSUs that fully vested on November 20, 2022.

The following is a summary of significant balances, transactions and payments with the related parties and affiliates.

	Year Ended December 31,
Transactions	2022	2021	2020
	(in thousands)
MegaChips
Sales through distribution agreement	$—	$8,167	$5,714
License expense	—	—	148
Commission expense	—	340	228
Affiliates
Consulting fees	189	254	380

	Year Ended December 31,
Payments	2022	2021	2020
	(in thousands)
MegaChips
Cash paid for commissions	$—	$340	$228
Cash paid for licenses	—	—	25
Affiliates
Cash paid for consulting fees	189	254	380

14. Subsequent Events

Amendment of Inducement Plan

On February 21, 2023, the Compensation Committee of the Board of Directors of SiTime (the “Committee”) approved an amendment and restatement of the SiTime Corporation 2022 Inducement Award Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock units, and other stock-based awards. The Inducement Plan’s terms are substantially similar to the terms of SiTime’s 2019 Stock Incentive Plan, with the addition of certain terms and conditions intended to comply with the Nasdaq inducement award exception. The Inducement Plan was adopted by the Committee without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Committee amended and restated the Inducement Plan to increase the reserve by 250,000 shares of SiTime’s common stock for issuance pursuant to awards granted under the Inducement Plan (subject to customary adjustments in the event of a change in capital structure of SiTime). Awards under the Inducement Plan may be granted only to individuals who were not previously employees or directors of SiTime, or following a bona fide period of non-employment with SiTime, who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules, and only when the award is an inducement material to such individual’s entering into employment with SiTime, its subsidiaries or its affiliates within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

SiTime Corporation

Santa Clara, CA

Opinion on Internal Control over Financial Reporting

We have audited SiTime Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

San Jose, California

February 27, 2023

Item 9B. Other Information.

Amendment of Inducement Plan

On February 21, 2023, the Compensation Committee of the Board of Directors of SiTime (the “Committee”) approved an amendment and restatement of the SiTime Corporation 2022 Inducement Award Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock units, and other stock-based awards. The Inducement Plan’s terms are substantially similar to the terms of SiTime’s 2019 Stock Incentive Plan, with the addition of certain terms and conditions intended to comply with the Nasdaq inducement award exception. The Inducement Plan was adopted by the Committee without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Committee amended and restated the Inducement Plan to increase the reserve by 250,000 shares of SiTime’s common stock for issuance pursuant to awards granted under the Inducement Plan (subject to customary adjustments in the event of a change in capital structure of SiTime). Awards under the Inducement Plan may be granted only to employees who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules, and only when the award is an inducement material to such individual’s entering into employment with SiTime, its subsidiaries or its affiliates within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Election of Directors – Directors and Nominees” and “Election of Directors – Executive Officers, Directors and Director Nominees” in our definitive proxy statement to be filed with the SEC, in connection with our 2023 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated in this report by reference.

Information regarding Section 16(a) beneficial reporting compliance, if any, will be set forth under the section entitled “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.

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

To date, there have been no waivers under our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers. We will disclose on our website amendments to, or waivers from, our Code of Business Conduct and Ethics, in accordance with applicable laws and regulations.

The information concerning our Audit Committee and Audit Committee financial expert is incorporated by reference herein to the information set forth under the caption “Corporate Governance – Board Committee – Audit Committee” in our Proxy Statement.

Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under the caption “Corporate Governance - Director Nominations” in the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Executive Compensation,” “Non-Employee Director Compensation,” "Corporate Governance," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2022. Information is included for equity compensation plans approved by our stockholders as well as our 2022 Inducement Award Plan (the “Inducement Plan”) adopted by our compensation committee without approval of our stockholders. The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock units, and other stock-based awards. The Inducement Plan’s terms are substantially similar to the terms of SiTime’s 2019 Stock Incentive Plan, with the addition of certain terms and conditions intended to comply with the Nasdaq inducement award exception. Awards under the Inducement Plan may be granted only to employees who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules, and only when the award is an inducement material to such individual’s entering into employment with us, our subsidiaries or our affiliates within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by stockholders(1)	1,867,071	$—	754,827
Equity compensation plans not approved by stockholders(2)	221,749	-	27,213
Total	2,088,820	$-	782,040
(1)
Consists solely of our 2019 Stock Incentive Plan (the “2019 Stock Plan”). The 2019 Stock Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2020, equal to the lesser of (i) 3% of the number of shares of common stock outstanding on the last day of the immediately preceding year, or (ii) if our Board acts prior to the first day of the year, such lesser amount that our Board determines for purposes of the annual increase of the year such number as determined by the plan administrator. As of January 1, 2023, the 2019 Stock Plan was increased by 651,048 shares pursuant to such evergreen provision. We have only granted RSUs from the 2019 Stock Plan, which have no exercise price.
(2)
Consists solely of our Inducement Plan. We have only granted RSUs from the Inducement Plan, which have no exercise price.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:
1.
Financial Statements:

2.
Financial Statement Schedule (Valuation and Qualifying Accounts) for the years ended December 31, 2022, 2021, and 2020:

Schedule II—Valuation and Qualifying Accounts	90

3.
Exhibits:

The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

Exhibit Index

		Incorporation by Reference
Exhibit				Exhibit/Appendix		Filed
Number	Exhibit Description	Form	File Number	Reference	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of SiTime Corporation	8-K	001-39135	3.1	11/26/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39135	3.2	6/29/2021

4.1	Form of Common Stock Certificate of the Company	S-1	333-234305	4.1	10/23/2019

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39135	4.2	2/16/2021

10.1+	Form of Indemnification Agreement between the Company and its directors and officers	10-K	001-39135	10.1	2/16/2021

10.2+	2019 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder	S-1	333-234305	10.2	10/23/2019

10.3+	New Terms of Employment, dated October 21, 2014, between Rajesh Vashist and the Company	S-1	333-234305	10.3	10/23/2019

10.4+	Amendment to Terms of Employment Letter, dated June 14, 2016, between Rajesh Vashist and the Company	S-1	333-234305	10.4	10/23/2019

10.5+	Offer of Employment, dated September 24, 2019, between Arthur D. Chadwick and the Company	S-1	333-234305	10.5	10/23/2019

10.6+	Offer of Employment, dated January 27, 2018, between Lionel Bonnot and the Company	S-1	333-234305	10.6	10/23/2019

10.7+	New Terms of Employment, dated October 20, 2014, between Piyush B. Sevalia and the Company	S-1	333-234305	10.7	10/23/2019

10.8+	Change of Control and Severance Agreement, between the Company and Rajesh Vashist	S-1	333-234305	10.8	10/23/2019

10.9+	Form of Change of Control and Severance Agreement, between the Company and its Executives	S-1	333-234305	10.9	10/23/2019

10.12	Integration and Purchase Agreement, dated March 15, 2019, between the Company and MegaChips Corporation	S-1	333-234305	10.16	10/23/2019

10.13	Lease, dated April 15, 2016, between the Company and Batton Associates, LLC	S-1	333-234305	10.17	10/23/2019

10.14*	License Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.18	10/23/2019

10.15*	Amended and Restated Manufacturing Agreement, dated February 23, 2017, between the Company and Robert Bosch LLC	S-1	333-234305	10.19	10/23/2019

10.16*	Amendment No. 1 to Amended and Restated Manufacturing Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.20	10/23/2019

10.18*	Asset purchase agreement dated February 20, 2020, by and among MegaChips Taiwan Corporation and SiTime Corporation	10-Q	001-39135	10.2	5/7/2020

10.19+	Offer of Employment, dated June 5, 2020, between Vincent P. Pangrazio and SiTime Corporation	8-K	001-39135	10.1	6/9/2020

10.20+	Executive Bonus and Retention Plan	10-Q	001-39135	10.2	8/6/2020

10.21*	Asset Purchase Agreement dated August 4, 2020, by and among MegaChips Corporation and SiTime Corporation	10-Q	001-39135	10.3	8/6/2020

10.22+	Offer of Employment dated November 16, 2020, between Fari Assaderaghi and SiTime Corporation	10-K	001-39135	10.22	2/16/2021

10.23+	Independent Director Compensation Policy	10-K	001-39135	10.23	2/16/2021

10.24+	Letter Agreement dated April 1, 2021 between Christine Heckart and SiTime Corporation	8-K	001-39135	10.1	4/5/2021

10.25+	Consulting Agreement, dated May 15, 2021, between Akira Takata and SiTime Corporation	10-Q	001-39135	10.2	8/5/2021

10.26+	Amendment No. 1 to Consulting Agreement, dated December 30, 2021, between Akira Takata and SiTime Corporation	10-K	001-39135	10.26	2/25/2022

10.27	First Amendment to Lease, dated January 7, 2021, between Batton Associates, LLC and SiTime Corporation	10-Q	001-39135	10.1	11/4/2021

10.28+	Letter Agreement, dated October 18, 2021, between Rajesh Vashist and SiTime Corporation	10-K	001-39135	10.28	2/25/2022

10.29+	Amendment to Letter Agreement dated October 11, 2022, between Rajesh Vashist and SiTime Corporation					X

10.30+	SiTime Corporation Amended and Restated 2022 Inducement Award Plan and Form of Restricted Stock Unit Agreement					X

10.31	Sales Agreement dated May 4, 2022 between SiTime Corporation and Stifel, Nicolaus & Company, Incorporated	S-K	001-39135	1.1	5/4/22

21.1	Subsidiaries of the Company					X

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Item 16. Form 10-K Summary.

None

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Valuation and Qualifying Accounts
	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts	Deductions Credited to Expenses or Other Accounts	Balance at End of Period
	(in thousands)
Allowance for credit losses
Year Ended December 31, 2022	$50	$—	$—	$50
Year Ended December 31, 2021	$50	$—	$—	$50
Year Ended December 31, 2020	$129	$—	$(79)	$50
Deferred tax valuation allowance
Year Ended December 31, 2022	$69,314	$13,360	$—	$82,674
Year Ended December 31, 2021	$55,951	$13,363	$—	$69,314
Year Ended December 31, 2020	$45,494	$10,457	$—	$55,951

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiTime Corporation

Date: February 27, 2023	By:	/s/ Arthur D. Chadwick
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

Name	Title	Date

/s/ Rajesh Vashist	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Rajesh Vashist

/s/ Arthur D. Chadwick	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
Arthur D. Chadwick

/s/ Raman K. Chitkara	Director	February 27, 2023
Raman K. Chitkara

/s/ Edward H. Frank	Director	February 27, 2023
Edward H. Frank

/s/ Torsten G. Kreindl	Director	February 27, 2023
Torsten G. Kreindl

/s/ Katherine E. Schuelke	Director	February 27, 2023
Katherine E. Schuelke

/s/ Akira Takata	Director	February 27, 2023
Akira Takata

/s/ Christine Heckart	Director	February 27, 2023
Christine Heckart

/s/ Tom D. Yiu	Director	February 27, 2023
Tom D. Yiu