Form 10-Q
period 2023-03-31
SITIME Corp
filed 2023-05-04
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 21,951,808 shares of common stock, $0.0001 par value per share, outstanding.

i

RISK FACTORS SUMMARY

Our business is subject to numerous risks, as more fully described in “Part II, Item 1A: Risk Factors” below. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement or execute our business strategy. In particular, risks associated with our business include, among others:

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
•
A significant portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SiTime Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$38,265	$34,603
Short-term investments in held-to-maturity securities	537,818	529,494
Accounts receivable, net	21,464	41,229
Inventories	60,011	57,650
Prepaid expenses and other current assets	8,986	6,091
Total current assets	666,544	669,067
Property and equipment, net	57,487	58,772
Intangible assets, net	4,800	5,205
Right-of-use assets, net	10,227	10,848
Other assets	7,370	6,724
Total assets	$746,428	$750,616
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$8,186	$14,881
Accrued expenses and other current liabilities	17,020	18,913
Total current liabilities	25,206	33,794
Lease liabilities	7,471	8,149
Other non-current liabilities	91	193
Total liabilities	32,768	42,136
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 21,952 and 21,702 shares issued and outstanding at March 31, 2023 and December 31, 2022	2	2
Additional paid-in capital	738,013	716,343
Accumulated deficit	(24,355)	(7,865)
Total stockholders’ equity	713,660	708,480
Total liabilities and stockholders’ equity	$746,428	$750,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation

Condensed Consolidated Statements Of Operations And Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$38,343	$70,253
Cost of revenue	15,302	25,020
Gross profit	23,041	45,233
Operating expenses:
Research and development	24,457	20,595
Selling, general and administrative	20,733	18,578
Total operating expenses	45,190	39,173
Income (loss) from operations	(22,149)	6,060
Interest income	5,629	—
Other income, net	100	148
Income (loss) before income taxes	(16,420)	6,208
Income tax expense	(70)	(68)
Net income (loss)	(16,490)	$6,140
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$(16,490)	$6,140
Net income (loss) per share attributable to common stockholders, basic	$(0.76)	$0.29
Net income (loss) per share attributable to common stockholders, diluted	$(0.76)	$0.27
Weighted-average shares used to compute basic net income (loss) per share	21,794	20,921
Weighted-average shares used to compute diluted net income (loss) per share	21,794	22,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation

Condensed Consolidated Statements Of Stockholders' Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2022	21,702	$2	$716,343	$(7,865)	$708,480
Stock-based compensation expense	—	—	19,136	—	19,136
Net loss	—	—	—	(16,490)	(16,490)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	12,749	—	12,749
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	150	—	(10,215)	—	(10,215)
Balances at March 31, 2023	21,952	$2	$738,013	$(24,355)	$713,660

Balances at December 31, 2021	20,825	$2	$663,614	$(31,119)	$632,497
Stock-based compensation expense	—	—	15,237	—	15,237
Net income	—	—	—	6,140	6,140
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	217	—	—	—	—
Balances at March 31, 2022	21,042	$2	$678,851	$(24,979)	$653,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(16,490)	$6,140
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	3,824	2,544
Stock-based compensation expense	18,536	14,280
Unrealized interest on held to maturity securities	(4,235)	—
Changes in assets and liabilities:
Accounts receivable, net	19,765	7,725
Inventories	(2,361)	(7,123)
Prepaid expenses and other assets	(2,895)	(330)
Accounts payable	(6,430)	(1,515)
Accrued expenses and other liabilities	(2,212)	(1,693)
Net cash provided by operating activities	7,502	20,028
Cash flows from investing activities
Purchase of held to maturity securities	(379,543)	—
Proceeds from maturity of held to maturity securities	375,454	—
Purchase of property and equipment	(2,094)	(7,452)
Cash paid for intangibles	(191)	(583)
Net cash used in investing activities	(6,374)	(8,035)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(10,215)	—
Proceeds from public offering	13,119	—
Payments for offering costs	(370)	—
Net cash provided by financing activities	2,534	—
Net increase in cash and cash equivalents	3,662	11,993
Cash and cash equivalents
Beginning of period	34,603	559,461
End of period	$38,265	$571,454
Supplemental disclosure of cash flow information
Income taxes paid	104	14
Supplemental disclosure of noncash flow information
Unpaid property and equipment	486	2,356
Right-of-use assets acquired under operating leases	—	3,659

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in SiTime Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

Coronavirus Disease (“the COVID-19 pandemic”)

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to these accounting policies through March 31, 2023.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are pending to be adopted by the Company.

Note 2. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$(16,490)	$6,140
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	21,794	20,921
Dilutive effect of employee equity incentive plans	—	1,782
Weighted average shares used to compute diluted net income (loss) per share	21,794	22,703
Net income (loss) attributable to common stockholders per share, basic	$(0.76)	$0.29
Net income (loss) attributable to common stockholders per share, diluted	$(0.76)	$0.27

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended March 31, 2023 and 2022, the Company had 415,017 potential shares and 3,211 potential shares from share-based awards that are anti-dilutive, respectively.

Note 3. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments and accounts receivable, accounts payable, accrued liabilities, and other current liabilities, approximate their fair values due to their short maturities.

Cash and cash equivalents

On March 31, 2023 and December 31, 2022, cash balances in bank checking and savings accounts of $38.0 million and $31.6 million, respectively, were valued using Level 1 of the fair value hierarchy. On March 31, 2023 and December 31, 2022, highly liquid money market funds of $0.3 million and $3.0 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.

Short-term investments in held-to-maturity securities

As of March 31, 2023 and December 31, 2022, the Company had entered into treasury bills with maturities of six months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $533.0 million with gross accrued interest of $4.8 million and net carrying value of $537.8 million. As of December 31, 2022, the amortized cost of the held-to-maturity securities totaled $524.4 million with gross accrued interest of $5.1 million and net carrying value of $529.5 million. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments.

Note 4. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Accounts receivable, gross	$21,514	$41,279
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$21,464	$41,229

Inventories

Inventories consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Raw materials	$26,111	$17,518
Work in progress	26,037	33,687
Finished goods	7,863	6,445
Total inventories	$60,011	$57,650

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$3,225	$3,118
Other current assets	5,761	2,973
Total prepaid expenses and other current assets	$8,986	$6,091

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Lab and manufacturing equipment	$75,652	$73,220
Computer equipment	3,238	3,170
Furniture and fixtures	563	509
Construction in progress	5,115	5,967
Leasehold improvements	7,365	7,129
	91,933	89,995
Accumulated depreciation	(34,446)	(31,223)
Total property and equipment, net	$57,487	$58,772

Depreciation expense related to property and equipment was $3.2 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of
	March 31, 2023			December 31, 2022
	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Internal use software	$9,434	$(8,933)	$501	$9,434	$(8,833)	$601
Purchased software	12,772	(8,473)	4,299	12,583	(7,978)	4,604
Intangible assets	$22,206	$(17,406)	$4,800	$22,017	$(16,811)	$5,205

Amortization expense for intangible assets was $0.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2023 is summarized as below:

(in thousands)
2023 (remainder)	$1,803
2024	1,711
2025	708
2026	385
2027	193
$4,800

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Accrued payroll and related benefits	$4,801	$6,109
Revenue reserves	2,047	1,840
Deferred non-recurring engineering services	2,628	2,689
Short term lease liability	2,574	2,485
Other accrued expenses	4,970	5,790
Total accrued expenses and other current liabilities	$17,020	$18,913

The Company recorded reductions to research and development expenses related to non-recurring engineering service arrangements in the condensed consolidated statements of operations of $1.2 million and $2.0 million during the three months ended March 31, 2023 and 2022, respectively.

Note 5. Leases

The Company leases real estate property under operating leases. The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, Finland, and Ukraine all under non-cancellable operating leases with various expiration dates through May 2029.

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

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of March 31, 2023:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Right-of-use assets	$10,227	$10,848
Lease liabilities included in accrued expenses and other current liabilities	2,574	2,485
Lease liabilities - non-current	7,471	8,149
Total operating lease liabilities	$10,045	$10,634
Weighted-average remaining lease term (years)	3.8	4.0
Weighted-average discount rate	4.6%	4.6%

The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating lease cost	$759	$558
Short-term lease cost	177	534
Variable lease cost	264	94
Total lease cost	$1,200	$1,186

Cash paid for operating lease liabilities was $0.7 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Operating Lease Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2023:

(in thousands)
Remainder of 2023	$2,197
2024	3,060
2025	2,702
2026	2,177
2027	629
2028 and beyond	190
Total minimum lease payments	10,955
Less: amount of lease payments representing interest	(910)
Present value of future minimum lease payments	10,045
Less: current obligations under leases	(2,574)
Long-term lease liabilities	$7,471

Note 6. Stockholders’ Equity

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

During the three months ended March 31, 2023, the Company sold 100,000 shares of its common stock through Stifel, Nicolaus & Company, Incorporated ("Stifel") under a Sales Agreement at a weighted average price of $131.19 per share resulting in net proceeds to the Company of $12.7 million, after deducting underwriting discounts and commissions of $0.3 million and deferred offering costs of $0.1 million.

Equity Incentive Plans

The following table summarizes the RSU, performance based restricted stock unit awards ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three months ended March 31, 2023:

	RSU	Grant Date	PRSU	Grant Date	MYPSU	Grant Date
	Number	Fair	Number	Fair	Number	Fair
	of	Value	of	Value	of	Value
	Shares	per share	Shares	per share	Shares	per share

Unvested at December 31, 2022	1,717,994	$73.6	58,954	$261.4	311,872	$88.6
Granted	368,363	123.1	122,466	145.5	—	—
Vested	(234,633)	56.6	—	—	—	—
Forfeited	(27,792)	67.4	(58,954)	261.4	—	—
Unvested at March 31, 2023	1,823,932	$82.8	122,466	$145.5	311,872	$88.6

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”). In August 2022, the Compensation Committee approved target bonus amounts and performance goals for the second half of the fiscal year 2022 (the “2022 Goals”). In February 2023, the Compensation Committee approved target bonus amounts for the fiscal year 2023 (the "2023 Goals"). The 2022 Goals and the 2023 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.1 million for 2023 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2023. Actual payouts for 2022 Goals ranged from 44% to 89% of target, based on performance.

In February 2023 and March 2023, the Compensation Committee of the Company approved PRSUs for the year 2023 with performance goals based on the achievement of revenue over a one year performance period (the “PRSU 2023 Goals”) and achievement of relative total stockholder return with a two year performance period (the "2023 TSR PRSU Goals"). The grant-date fair value of each 2023 TSR PRSU Goals was determined using Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation included expected volatility of 84.0% and 83.8%, risk free rate of 4.67% and 4.05%, no expected dividend yield and expected term of 1.9 years and 1.8 years for the awards issued in February 2023 and March 2023 respectively. The Company recognizes the expense related to the PRSU 2023 Goals and 2023 TSR PRSU Goals on a graded-vesting method over the requisite performance period. These grants are included in the PRSU awards granted in the table above.

In April 2022, the Company approved a bonus plan for certain employees. The target bonuses are granted based on a fixed dollar amount to be settled in RSUs in the quarter following the end of the performance period. Due to the fixed dollar amount targets, the awards have been classified as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.8 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2023.

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

In December 2021, the Compensation Committee of the Company approved PRSUs with performance goals for the year 2022 (the “PRSU 2022 Goals”). The PRSU 2022 Goals were based on the achievement of a revenue goal. These grants were not earned and were cancelled in February 2023.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Equity based awards
Cost of revenue	$628	$638
Research and development	7,505	5,374
Selling, general and administrative	9,480	7,736
	$17,613	$13,748

Liability based awards - to be settled in equity
Cost of revenue	$11	$19
Research and development	526	220
Selling, general and administrative	386	293
	$923	$532
Total stock-based compensation - equity and liability based	$18,536	$14,280

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$17,613	$13,748
Liability based awards - settled in equity	1,523	1,489
Total stock-based compensation expense recorded to additional paid-in capital	$19,136	$15,237

The following table presents the unrecognized compensation costs and related weighted average period of recognition as of March 31, 2023:

	As of
	March 31, 2023
	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$141.3	2.2
PRSUs	$13.7	1.6
MYPSUs	$16.9	1.5
Liability-based awards	$2.0	0.6

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

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Income before income taxes	$(16,420)	$6,208
Income tax expense	(70)	(68)
Effective tax rate	0%	1%

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

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of March 31, 2023.

The income tax provision was less than $0.1 million for both the three months ended March 31, 2023 and 2022. The effective tax rate was less than 1% for both the three months ended March 31, 2023 and 2022. The provision for income taxes primarily comes from the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes because the Company has incurred operating losses since inception and has projected an operating loss in the current year.

The Company's tax provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

As of March 31, 2023 and December 31, 2022, the Company had $2.3 million and $2.3 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2023 and 2022, the Company recorded immaterial amounts related to the accrual of interest and penalties.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Taiwan	$10,614	$23,072
Hong Kong	6,308	14,533
United States	7,490	7,194
Singapore	3,782	5,156
Other	10,149	20,298
Total	$38,343	$70,253

Revenue from sales to three of the Company's distributors accounted for 19%, 14%, and 12% of its consolidated revenues for the three months ended March 31, 2023, and 18%, 13%, and 10% of its consolidated revenues for the three months ended March 31, 2022.

Revenue from sales to the Company's historically largest end customer through multiple distributors accounted for 3% and 18% for the three months ended March 31, 2023 and 2022, respectively. The Company's end customers predominantly purchase the Company's products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended March 31, 2023 and 2022, respectively.

The following table sets forth the Company’s total property and equipment attributable to operations by country as of the periods presented:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
United States	$23,936	$24,211
Malaysia	17,005	18,524
Taiwan	5,722	5,570
Other	10,824	10,467
	$57,487	$58,772

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

Note 10. Related Party Transactions

MegaChips Corporation is the largest stockholder of the Company and held approximately 21.4% and 23.0% of the Company’s outstanding common stock as of March 31, 2023 and December 31, 2022, respectively.

In May 2021, the Company signed a consulting agreement with Akira Takata, a member of the Board of Directors of the Company, to provide sales consulting services through December 31, 2021, for which he received monthly cash fees of $5,000, reimbursement of expenses, and an equity award of 500 RSUs that fully vested on November 20, 2021. In December 2021, the Company signed an amendment to extend the consulting agreement with Mr. Takata through December 31, 2022, for which he continued to receive the monthly cash fees and reimbursement of expenses, and an equity award of 300 RSUs that fully vested on November 20, 2022.

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

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding:

•
our plans to focus on oscillators, clock ICs, resonators and timing synchronization solutions and to expand our presence in these markets;
•
our expectations regarding our ability to address market and customer demands and to develop new or enhanced solutions to meet those demands in a timely manner;
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
•
our expectations to identify new customers and deliver differentiated precision timing solutions to them;
•
our goal to become the leading provider of precision timing solutions;
•
our positioning of being designed into current systems as well as future products;
•
our belief that our advanced packaging designs can enable the smallest footprints in the industry and provide higher system performance;
•
our expectations regarding competition in our existing and future markets;
•
the impact the COVID-19 pandemic will have on our business, employees, revenue and other operating results, liquidity, and cash flows, and its impact on the businesses of our suppliers and customers, and our anticipated responses thereto;
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
•
our belief as to the sufficiency of our existing cash and cash equivalents and short-term investment funds to meet our cash needs for at least the next 12 months and our future capital requirements over the longer term;
•
the adequacy and availability of our leased facilities;
•
the accuracy of our estimates regarding capital requirements and needs for additional financing.

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

Overview

SiTime is a leading provider of precision timing solutions to the global electronics industry. Our precision timing solutions are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and correctly. We provide precision timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 300 applications across our target markets, including communications and enterprise, automotive, industrial, aerospace, mobile, IoT and consumer. Our current solutions include various types of oscillators, clocks, and resonators. Our all-silicon solutions are based on three fundamental areas of expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal circuit design, and advanced system-level integration and packaging.

The ability to accurately measure and reference time has been essential to many of humankind’s greatest inventions and technological advances. Timing technology has continued to evolve over centuries, and has been instrumental in broader technological advancement. Timing is the heartbeat of digital electronic systems, ensuring that the system runs smoothly and reliably, by providing and distributing clock signals to various critical components such as CPUs, communication and interface chips, and radio frequency components. As electronics evolve to deliver higher performance levels, even in increasingly challenging environments, while also being more complex and space-constrained, we believe they will require more sophisticated timing solutions, and precision timing, a category that SiTime created, fills this need.

At the heart of SiTime’s precision timing solutions are our micro-electro-mechanical systems ("MEMS"), analog/mixed-signal, and systems technologies. All of our oscillators and clocks contain MEMS and analog die, co-packaged in plastic, ceramic, or chip-scale packages. We have a deep understanding of mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize MEMS first-silicon success, we have also developed our own MEMS simulation tools. Our analog/mixed-signal die are developed using industry-standard processes and deliver high levels of performance using programmable phase-locked loops, temperature sensors, regulators, data converters, drivers and other building blocks.

Commercial shipments of SiTime’s oscillator products began in 2006. Historically, our revenue has been substantially delivered from sales of oscillators across our target end markets. In addition to oscillators, we have expanded our products to include clock IC and timing sync solutions. We seek to expand our presence in our end markets across all product categories.

We sell our products primarily through distributors in Asia, who in turn sell to our end customers. We also sell products directly to some of our end customers. Based on sell-through information provided by our distributors, we believe the majority of our end customers are headquartered in the U.S. We leverage our global network of distributors to address the broad set of end markets we serve. For our largest accounts, dedicated sales personnel work with the end customer to ensure that our solutions fully address the end customer’s timing needs. Our smaller customers can select the optimum timing solution for their needs by working directly with our sales personnel or our distributors or by shopping on our online store, SiTimeDirect™.

We operate a fabless business model, allowing us to focus on the design, sales, and marketing of our products, quickly scale production, and significantly reduce our capital expenditures by using the semiconductor industry manufacturing infrastructure. A fabless infrastructure gives us production flexibility and the ability to scale capacity up and down quickly to meet demand. Our programmable architecture also plays a key role in ensuring optimal production flexibility, as it allows us to offer shorter lead times and the ability to meet custom requirements more easily.

In 2021 and the first half of 2022, there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company ("TSMC"), and affecting outsourced semiconductor assembly and test providers. In addition, in 2022, macroeconomic events such as rising inflation, fear of recession, equity market volatility, geopolitical tensions, war, decreased consumer spending, lower demand for electronic products following a period of strong demand during the COVID-19 pandemic, supply chain disruptions, and the COVID-19 pandemic measures implemented in China, harmed sales of our products and results of operations. We expect these macroeconomic events will continue to negatively affect sales of our products and results of operations in 2023. We believe that many of our customers built up inventory in our products in 2022 to overcome the industry-wide supply constraints that occurred in the previous periods. We also believe that the macroeconomic events in 2022 led to reduced demand for our customers' products, which led to an inventory buildup at many of our customers, including distributors and their affiliates, partners and contract manufacturers. These inventory buildups at our customers have adversely affected sales of our products and we believe that this will continue until the inventory buildups are reduced and demand increases. The inventory buildups at many of our customers, including distributors and their affiliates, partners, and contract manufacturers could result in significant decreases in our sales, margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict. For additional discussion please see Part II, Item 1A Risk Factors of this report, especially the risk factor titled “Global macroeconomic conditions have harmed and may continue to harm our business” and “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”

We have employees in Finland, France, Germany, Japan, Korea, Malaysia, the Netherlands, Taiwan, Ukraine, and the U.S.

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

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands except percentage)
Revenue	$38,343	$70,253	$(31,910)	(45%)

Revenue decreased by $31.9 million, or 45.4%, for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease was primarily related to a decrease in revenue from our historically largest end customer and lower sales volume to other customers. Such lower sales volume was driven by lower demand for our products due to the excess inventory buildup at many of our customers, including distributors and their affiliates, partners, and contract manufacturers and due to macroeconomic conditions. Such decrease in revenue was partially offset by an increase in average selling prices (“ASPs”) of our products that was mainly related to change in mix of the products we shipped.

Sales attributable to our historically largest end customer through multiple distributors accounted for 3% and 18% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Our end customers predominantly purchase our products from distributors. Our top three customers by revenue, which are distributors, together accounted for approximately 45% and 42% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue attributable to our largest ten end customers accounted for 43% and 40% of our revenue for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands except percentage)
Cost of Revenue	$15,302	$25,020	$(9,718)	(39%)
Gross Profit	23,041	45,233	(22,192)	(49%)
Gross Margin	60%	64%

Gross profit decreased by $22.2 million in the three months ended March 31, 2023 compared to the same period in the prior year. Gross profit decreased $23.2 million mainly from lower revenue. This decrease was partially offset by lower other manufacturing and overhead costs of $1.0 million.

Gross margin was lower by 4% in the three months ended March 31, 2023 compared to the same period in the prior year. The gross margin decreased 5% due to higher other manufacturing cost which increased as a percentage of revenue, offset by higher ASPs due to product mix.

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

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands except percentage)
Operating Expenses:
Research and development	$24,457	$20,595	$3,862	19%
Selling, general and administrative	20,733	18,578	2,155	12%
Total operating expenses	$45,190	$39,173	$6,017	15%

Research and Development

Our research and development efforts are focused on the design and development of precision timing solutions. Our research and development expense consists primarily of personnel costs, which include stock-based compensation, pre-production engineering mask costs, software license and intellectual property expenses, design tools and prototype-related expenses, facility costs, supplies, professional and consulting fees, and allocated overhead costs, which may be offset by non-recurring engineering contra-expenses recorded in certain periods. There is no assurance that we will have non-recurring engineering contra-expense from period to period. We expense research and development costs as incurred. We believe that continued investment in our products and services is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase in absolute dollars. However, we expect our research and development expenses to fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.

Research and development expense increased by $3.9 million, or 19%, for the three months ended March 31, 2023 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $2.4 million, higher personnel costs of $1.9 million due to increased headcount, an increase in depreciation and amortization of lab equipment and licenses of $1.1 million, and a decrease in non-recurring engineering contra-expense recognized of $0.8 million offset by lower ongoing new product related expenses of $2.3 million.

There is no guarantee we will enter into a non-recurring engineering arrangement or recognize such contra-expense in any future period. Based on our current contracts, we expect the non-recurring engineering contra-expense to decline in future periods.

Sales, General and Administrative

Sales, general and administrative expense consists of personnel costs, including stock-based compensation, professional and consulting fees, accounting and audit fees, legal costs, field application engineering support, travel costs, advertising expenses and allocated overhead costs. We expect sales, general and administrative expenses to continue to increase in absolute dollars as we increase our personnel and grow our operations, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.

Selling, general and administrative expense increased by $2.2 million, or 12%, for the three months ended March 31, 2023 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $1.9 million.

Interest Income

Interest income consists primarily of interest income on short term investments.

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands except percentage)
Interest Income	$5,629	$—	$5,629	n/a

Interest income increased by $5.6 million for the three months ended March 31, 2023, compared to the same period in the prior year as the Company started investing its cash in treasury bills since the second quarter of fiscal year 2022 and received interest payments from the treasury bills during the three months ended March 31, 2023.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income on our cash balances and foreign exchange gains and losses.

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands except percentage)
Other income, net	$100	$148	$(48)	(32%)

Other income, was essentially flat for the three months ended March 31, 2023, compared to the same period in the prior year and primarily related to net unrealized gain on foreign exchange rates due to increased activities in our foreign subsidiaries and favorable exchange rate fluctuations.

Income Tax Expense

Income tax expense consists primarily of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax asset is uncertain, including NOL carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not.

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands except percentage)
Income tax expense	$(70)	$(68)	$(2)	3%

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $38.3 million and $34.6 million, respectively. As of March 31, 2023 we also held $537.8 million of short-term investments in held-to-maturity securities which consisted of treasury bills. Our principal use of cash is to fund our operations to support growth.

In May 2022, we entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 800,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the three months ended March 31, 2023, we sold 100,000 shares of our common stock under the Sales Agreement at a weighted average price of $131.19 per share resulting in net proceeds to us of $12.7 million, after deducting underwriting discounts and commissions and deferred offering costs. The Company intends to use the net proceeds from the shares of common stock offered and sold to primarily replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.

Our purchase obligations primarily include design and simulation licenses and non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement. For information about our contractual obligations refer to "Note 5 - Lease" and “Note 9 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

The table below summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$7,502	$20,028
Net cash used in investing activities	(6,374)	(8,035)
Net cash provided by financing activities	2,534	—
Net increase in cash and cash equivalents	$3,662	$11,993

Operating Activities

In the three months ended March 31, 2023, net cash provided by operating activities of $7.5 million was primarily due to a net loss of $16.5 million offset by non-cash expenses of $18.1 million and a change in operating assets and liabilities of $5.9 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense and unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash provided primarily due to lower accounts receivable due to timing of payments and lower revenue partially offset by an increase in inventories as we built our wafer inventory levels, an increase in prepaid expenses and other assets due to timing of payments, and lower accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments.

Investing Activities

Our investing activities consist primarily of purchase and maturities of short-term investments and capital expenditures for property and equipment purchases. Our short-term investments were primarily in treasury bills to earn interest. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, acquired software, computer equipment used internally, and production masks to manufacture our products.

In the three months ended March 31, 2023, net cash used in investing activities was $6.4 million. We paid $379.5 million to purchase short-term investments in held-to-maturity securities. We paid $2.3 million largely to purchase test and other manufacturing equipment and intangibles to support the general business operations. All such payments were offset by $375.5 million proceeds from the maturity of held to maturity investments.

Financing Activities

Our financing activities have primarily consisted of proceeds from issuance of shares and withholding of taxes on restricted stock units. During the three months ended March 31, 2023, we sold 100,000 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $12.7 million, after deducting underwriting discounts and commissions of $0.3 million and deferred offering costs of $0.1 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $10.2 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements and accompanying disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission, or SEC, has defined a company’s critical accounting estimates as estimates that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting estimates to be as follows: (1) revenue recognition; (2) inventory; (3) stock-based compensation; and (4) accounting for income taxes. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments, and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Finland, France, Japan, Malaysia, the Netherlands, Taiwan, Korea, Germany and Ukraine. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging program with respect to foreign currency exchange risk.

Interest Rate Risk

We had cash and cash equivalents of $38.3 million and $34.6 million as of March 31, 2023 and December 31, 2022, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $537.8 million consisting of treasury bills as of March 31, 2023. Such interest-earning instruments carry a degree of interest rate risk. During the three months ended March 31, 2023 we have generated $5.6 million in interest income due to higher cash balance and rising interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2023, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $537.8 million, by an increase or decrease of approximately $0.6 million for the three months ended March 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d – 15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a global company and therefore our business, results of operations, and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as rising inflation, recession, equity market volatility, global banking concerns, geopolitical tensions, war, declines in income or asset values, decreased spending, changes to fuel and other energy costs, public health crises, supply chain disruptions, trade restrictions and sanctions, and the COVID-19 pandemic have caused economic volatility, which has and may continue to harm our business, financial condition, and results of operations, and may cause an extended downturn in the worldwide economy, which would further harm our business, financial condition and results of operations. Economic volatility and adverse economic conditions have affected and may continue to affect the demand for our products and our customers’ products. Reduced demand for our customers’ products has led to a buildup of inventory at many of our customers, including distributors and their affiliates, partners, and contract manufacturers, which has and may continue to adversely affect demand for our products. Reduced demand for our products could result in significant decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict.

A deterioration in credit markets as a result of macroeconomic events could also limit our ability to obtain external financing to fund our operations and capital expenditures. We may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Further, adverse economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. As a result, global macroeconomic conditions have had and may continue to have a material adverse effect on our business, results of operations, and financial condition.

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

Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 45% and 42% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 43% and 40% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Sales attributable to Apple Inc., our historically largest end customer accounted for approximately 3% and 18% of our revenue for the three months ended March 31, 2023 and 2022 respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow

Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our precision timing solutions.

We believe our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to a limited number of customers and end customers. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

If our end customers were to choose to work with other manufacturers or our relationships with our customers are disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers and end customers, including our historically largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. We expect our revenue to fluctuate in the future primarily based on the volume of shipments of our products and average selling price ("ASP") changes. Though our ASP increased in 2023 compared to 2022, we may not be able to sustain ASP increases in the future. Factors relating to our business that may contribute to fluctuations in our operating results include the following factors, as well as other factors described elsewhere in this report:

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

If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. This agreement expires in 2027 and may be terminated with three years’ advance notice beginning in February 2024. We currently rely on Bosch for our MEMS fabrication, and TSMC for our analog circuits fabrication, and any disruption in their supply of wafers or any increases in their wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. In 2021 and the first half of 2022 there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, and affecting outsourced semiconductor assembly and test providers (“OSATs”), which in the past has limited our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.

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

A significant portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, Ukraine and Finland. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, and Ukraine. Certain of the critical functions for our business are performed in locations outside of the United States. Members of our sales force are located in various locations outside of the United States. In addition, approximately 80% and 90% of our revenue for the three months ended March 31, 2023 and 2022, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

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

If we fail to anticipate or respond to technological shifts or market demands, or to develop new or enhanced products or technologies in response to the same in a timely manner, it could result in decreased revenue and the loss of our design wins to our competitors. Due to the interdependence of various components in the systems within which our products and the products of our competitors operate, customers are unlikely to change to another design, once adopted, until the next generation of a technology. As a result, if we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely manner, and our designs do not gain acceptance, we will lose market share and our competitive position.

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

We have entered into development, product collaboration and technology licensing arrangements with some of our customers and other third parties, and we expect to enter into new arrangements of these kinds from time to time in the future. These agreements may increase risks for us, such as the risks related to timely delivery of new products, risks associated with the ownership of the intellectual property developed, risks that such activities may not result in products that are commercially successful or available in a timely fashion, and risks that third parties involved may abandon or fail to perform their obligations related to such agreements. In addition, such arrangements may provide for exclusivity periods during which we may only sell specified products or technologies to that particular customer. Any failure to develop commercially successful products under such arrangements in a timely manner as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition.

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
•
disruptions to our supply chain; or
•
higher rate of losses on our accounts receivable due to credit defaults.

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

Our recent revenue should not be considered indicative of our future performance. Our revenue was $38.3 million and $70.3 million for the three months ended March 31, 2023 and 2022, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.

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

We operate in industries characterized by rapidly changing technologies as well as technological obsolescence. The introduction of new products by our competitors, the delay or cancellation of any of our customers’ product offerings for which our precision timing solutions are designed, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products uncompetitive, obsolete, and otherwise unmarketable. Our failure to anticipate or develop new or enhanced products or technologies in a timely manner in response to changing market demand, whether due to technological shifts or otherwise, could result in the loss of customers and decreased revenue and have an adverse effect on our business, financial condition, and results of operations.

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

Our company culture has contributed to our success and if we cannot maintain this culture, our business could be harmed.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of March 31, 2023, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of March 31, 2023 and December 31, 2022, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of March 31, 2023, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley and U.S. Bancorp.

We may seek, or be required to seek, debt financing.

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

Our corporate headquarters and some of our suppliers and foundry vendors are located in areas that are in active earthquake zones or are subject to power outages, natural disasters, political, social, or economic unrest, and other potentially catastrophic events. In the event of a major earthquake, hurricane, flooding, or other catastrophic event, including with respect to climate change, such as fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, political, social, or economic unrest, or disease outbreak, such as the COVID-19 pandemic, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security, or loss of critical data, any of which could have an adverse effect on our future results of operations.

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

Foreign governments are raising similar privacy and data security concerns. In particular, the European Union has enacted a General

Data Protection Regulation (“GDPR”), which became effective in May 2018. China, Japan, and other countries in Latin America and Asia are also strengthening their privacy laws and the enforcement of privacy and data security requirements. Complying with such laws and regulations may be time-consuming and require additional resources, and could therefore adversely affect our business, financial condition, and results of operations.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of March 31, 2023, we had 103 issued U.S. patents, expiring generally between 2026 and 2040 and 39 pending U.S. patent applications (including 11 provisional applications). We also had four foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

MegaChips owns 4,700,000 shares of our common stock, representing approximately 21.4% of our outstanding common stock as of March 31, 2023. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, and to be influential in electing members of our board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

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

10.1

SiTime Corporation Amended and Restated 2022 Inducement Award Plan and Form of Restricted Stock Unit Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 27, 2023).

10.2*	SiTime Corporation Independent Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SiTime Corporation

Date: May 4, 2023	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer