Form 10-Q
period 2023-06-30
SITIME Corp
filed 2023-08-03
CIK 1451809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 22,210,206 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Pandemics, epidemics, or other outbreaks of disease have had and may in the future have an adverse impact upon our business, results of operations and financial condition, as well as the businesses of our suppliers and customers;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SiTime Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$30,375	$34,603
Short-term investments in held-to-maturity securities	544,299	529,494
Accounts receivable, net	15,769	41,229
Inventories	64,252	57,650
Prepaid expenses and other current assets	8,282	6,091
Total current assets	662,977	669,067
Property and equipment, net	56,295	58,772
Intangible assets, net	6,206	5,205
Right-of-use assets, net	9,549	10,848
Other assets	10,477	6,724
Total assets	$745,504	$750,616
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$9,762	$14,881
Accrued expenses and other current liabilities	20,700	18,913
Total current liabilities	30,462	33,794
Lease liabilities	6,773	8,149
Other non-current liabilities	2	193
Total liabilities	37,237	42,136
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 22,210 and 21,702 shares issued and outstanding at June 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	758,542	716,343
Accumulated deficit	(50,277)	(7,865)
Total stockholders’ equity	708,267	708,480
Total liabilities and stockholders’ equity	$745,504	$750,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation

Condensed Consolidated Statements Of Operations And Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$27,728	$79,418	$66,070	$149,671
Cost of revenue	12,290	26,744	27,592	51,763
Gross profit	15,438	52,674	38,478	97,908
Operating expenses:
Research and development	26,567	22,017	51,024	42,612
Selling, general and administrative	21,276	18,376	42,009	36,954
Total operating expenses	47,843	40,393	93,033	79,566
Income (loss) from operations	(32,405)	12,281	(54,555)	18,342
Interest income	6,667	803	12,297	803
Other income (expense), net	(161)	(173)	(61)	(26)
Income (loss) before income taxes	(25,899)	12,911	(42,319)	19,119
Income tax expense	(23)	(52)	(93)	(120)
Net income (loss)	$(25,922)	$12,859	$(42,412)	$18,999
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$(25,922)	$12,859	$(42,412)	$18,999
Net income (loss) per share attributable to common stockholders, basic	$(1.17)	$0.61	$(1.93)	$0.90
Net income (loss) per share attributable to common stockholders, diluted	$(1.17)	$0.57	$(1.93)	$0.84
Weighted-average shares used to compute basic net income (loss) per share	22,074	21,148	21,934	21,035
Weighted-average shares used to compute diluted net income (loss) per share	22,074	22,721	21,934	22,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation

Condensed Consolidated Statements Of Stockholders' Equity

(In thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2023	21,952	$2	$738,013	$(24,355)	$713,660
Stock-based compensation expense	—	—	21,042	—	21,042
Net loss	—	—	—	(25,922)	(25,922)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	8,614	—	8,614
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	158	—	(9,127)	—	(9,127)
Balances at June 30, 2023	22,210	$2	$758,542	$(50,277)	$708,267

Balances at March 31, 2022	21,042	$2	$678,851	$(24,979)	$653,874
Stock-based compensation expense	—	—	10,413	—	10,413
Net income	—	—	—	12,859	12,859
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	20,080	—	20,080
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	144	—	(16,942)	—	(16,942)
Balances at June 30, 2022	21,286	$2	$692,402	$(12,120)	$680,284

Balances at December 31, 2022	21,702	$2	$716,343	$(7,865)	$708,480
Stock-based compensation expense	—	—	40,178	—	40,178
Net loss	—	—	—	(42,412)	(42,412)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	200	—	21,363	—	21,363
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	308	—	(19,342)	—	(19,342)
Balances at June 30, 2023	22,210	$2	$758,542	$(50,277)	$708,267

Balances at December 31, 2021	20,825	$2	$663,614	$(31,119)	$632,497
Stock-based compensation expense	—	—	25,650	—	25,650
Net income	—	—	—	18,999	18,999
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	20,080	—	20,080
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	361	—	(16,942)	—	(16,942)
Balances at June 30, 2022	21,286	$2	$692,402	$(12,120)	$680,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(42,412)	$18,999
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	7,747	5,269
Stock-based compensation expense	39,696	26,092
Unrealized interest on held to maturity securities	(12,027)	—
Changes in assets and liabilities:
Accounts receivable, net	25,460	(348)
Inventories	(6,602)	(10,753)
Prepaid expenses and other assets	(2,976)	(1,702)
Accounts payable	(5,210)	1,266
Accrued expenses and other liabilities	(1,000)	(3,486)
Net cash provided by operating activities	2,676	35,337
Cash flows from investing activities
Purchase of held to maturity securities	(536,558)	—
Proceeds from maturity of held to maturity securities	533,780	—
Purchase of property and equipment	(3,676)	(17,241)
Cash paid for intangibles	(2,471)	(404)
Net cash used in investing activities	(8,925)	(17,645)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(19,342)	(16,942)
Proceeds from public offering	21,976	20,592
Payments for offering costs	(613)	(512)
Net cash provided by financing activities	2,021	3,138
Net increase (decrease) in cash and cash equivalents	(4,228)	20,830
Cash and cash equivalents
Beginning of period	34,603	559,461
End of period	$30,375	$580,291
Supplemental disclosure of cash flow information
Income taxes paid	137	37
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	1,043	2,687
Right-of-use assets acquired under operating leases	—	4,356

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

The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended December 31, 2022. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, for any future year, or for any other future interim period.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Coronavirus Disease (“the COVID-19 pandemic”)

The COVID-19 pandemic continued to impact the Company's workforce and the operations of its customers and suppliers during 2022. In response to the COVID-19 pandemic and related government measures, the Company implemented safety measures to protect its employees and contractors at its locations around the world. The COVID-19 pandemic has not had a significant impact on the Company in 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to these accounting policies through June 30, 2023.

Recent Accounting Pronouncements

There are currently no new accounting pronouncements with a future effective date that are of significance, or potential significance, to us.

Note 2. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$(25,922)	$12,859	$(42,412)	$18,999
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	22,074	21,148	21,934	21,035
Dilutive effect of employee equity incentive plans	—	1,573	—	1,701
Weighted average shares used to compute diluted net income (loss) per share	22,074	22,721	21,934	22,736
Net income (loss) attributable to common stockholders per share, basic	$(1.17)	$0.61	$(1.93)	$0.90
Net income (loss) attributable to common stockholders per share, diluted	$(1.17)	$0.57	$(1.93)	$0.84

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended June 30, 2023 and 2022, the Company had 1,267,359 potential shares and 231,349 potential shares from share-based awards that are anti-dilutive, respectively. During the six months ended June 30, 2023 and 2022, the Company had 1,353,845 and 211,667 potential shares from share-based awards that are anti-dilutive, respectively.

Note 3. Fair Value Measurements

Cash equivalents

On June 30, 2023 and December 31, 2022, highly liquid money market funds of $0.3 million and $3.0 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.

Short-term investments in held-to-maturity securities

As of June 30, 2023 and December 31, 2022, the Company had invested in treasury bills with maturities of six months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $536.6 million with gross accrued interest of $7.7 million and total carrying value of $544.3 million as of June 30, 2023. As of December 31, 2022, the amortized cost of the held-to-maturity securities totaled $524.4 million with gross accrued interest of $5.1 million and total carrying value of $529.5 million. These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable.

Note 4. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Accounts receivable, gross	$15,819	$41,279
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$15,769	$41,229

Inventories

Inventories consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$24,486	$17,518
Work in progress	32,658	33,687
Finished goods	7,108	6,445
Total inventories	$64,252	$57,650

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$3,351	$3,118
Other current assets	4,931	2,973
Total prepaid expenses and other current assets	$8,282	$6,091

Property and Equipment, net

Property and equipment, net consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Lab and manufacturing equipment	$76,678	$73,220
Computer equipment	3,254	3,170
Furniture and fixtures	570	509
Construction in progress	6,077	5,967
Leasehold improvements	7,454	7,129
	94,033	89,995
Accumulated depreciation	(37,738)	(31,223)
Total property and equipment, net	$56,295	$58,772

Depreciation expense related to property and equipment was $3.3 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively, and $6.5 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively.

Intangible Assets, net

Intangible assets, net consisted of the following:

	As of
	June 30, 2023			December 31, 2022
	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Internal use software	$9,434	$(9,033)	$401	$9,434	$(8,833)	$601
Purchased software	14,849	(9,044)	5,805	12,583	(7,978)	4,604
Intangible assets	$24,283	$(18,077)	$6,206	$22,017	$(16,811)	$5,205

Amortization expense for intangible assets was $0.7 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2023 is summarized as below:

(in thousands)
2023 (remainder)	$1,314
2024	1,903
2025	935
2026	600
2027	398
2028 and beyond	1,056
$6,206

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Accrued payroll and related benefits	$5,668	$6,109
Revenue reserves	2,359	1,840
Deferred non-recurring engineering services	2,707	2,689
Short term lease liability	2,574	2,485
Other accrued expenses	7,392	5,790
Total accrued expenses and other current liabilities	$20,700	$18,913

The Company recorded reductions to research and development expenses related to non-recurring engineering service arrangements in the condensed consolidated statements of operations of $0.5 million and $2.8 million during the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $4.8 million during the six months ended June 30, 2023 and 2022, respectively.

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

The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Right-of-use assets	$9,549	$10,848
Lease liabilities included in accrued expenses and other current liabilities	2,574	2,485
Lease liabilities - non-current	6,773	8,149
Total operating lease liabilities	$9,347	$10,634
Weighted-average remaining lease term (years)	3.6	4.0
Weighted-average discount rate	4.5%	4.6%

The table below presents certain information related to the lease costs for operating leases for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$758	$692	$1,517	$1,261
Short-term lease cost	135	299	312	833
Variable lease cost	290	260	567	354
Total lease cost	$1,183	$1,251	$2,396	$2,448

Cash paid for operating lease liabilities was $0.8 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively.

Cash paid for operating lease liabilities was $1.5 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

Operating Lease Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2023:

(in thousands)
Remainder of 2023	$1,409
2024	3,037
2025	2,701
2026	2,177
2027	629
2028 and beyond	190
Total minimum lease payments	10,143
Less: amount of lease payments representing interest	(796)
Present value of future minimum lease payments	9,347
Less: current obligations under leases	(2,574)
Long-term lease liabilities	$6,773

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

During the three months ended June 30, 2023, the Company sold 100,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $88.57 per share resulting in net proceeds to the Company of $8.6 million, after deducting underwriting discounts and commissions of $0.2 million and deferred offering costs of $0.1 million. During the six months ended June 30, 2023, the Company sold 200,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $109.88 per share resulting in net proceeds to the Company of $21.4 million, after deducting underwriting discounts and commissions of $0.5 million and deferred offering costs of $0.2 million.

Equity Incentive Plans

The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three and six months ended June 30, 2023:

	RSU	Grant Date	PRSU	Grant Date	MYPSU	Grant Date
	Number	Fair	Number	Fair	Number	Fair
	of	Value	of	Value	of	Value
	Shares	per share	Shares	per share	Shares	per share

Unvested at December 31, 2022	1,717,994	$73.6	58,954	$261.4	311,872	$88.6
Granted	368,363	123.1	122,466	145.5	—	—
Vested	(234,633)	56.6	—	—	—	—
Forfeited	(27,792)	67.4	(58,954)	261.4	—	—
Unvested at March 31, 2023	1,823,932	$82.8	122,466	$145.5	311,872	$88.6
Granted	60,333	111.3	—	—	—	—
Vested	(254,997)	66.5	—	—	—	—
Forfeited	(55,170)	177.3	(6,106)	145.5	—	—
Unvested at June 30, 2023	1,574,098	$88.9	116,360	$145.5	311,872	$88.6

On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”). The Compensation Committee approved target bonus amounts and performance goals for the second half of the fiscal year 2022 (the “2022 Goals”) in August 2022 and approved the achievement of the 2022 Goals in February

2023. Actual payouts for the 2022 Goals ranged from 44% to 89% of target, based on performance. In February 2023, the Compensation Committee approved target bonus amounts for the fiscal year 2023 (the "2023 Goals"). The 2022 Goals and the 2023 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.3 million for 2023 Goals and $0.8 million for 2022 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 respectively.

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

In April 2022, the Company approved a bonus plan for certain employees. The target bonuses are granted based on a fixed dollar amount to be settled in RSUs in the quarter following the end of the performance period. Due to the fixed dollar amount targets, the awards have been classified as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.8 million and $0.8 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 respectively.

In February 2023 and March 2023, the Compensation Committee of the Company approved PRSUs for the year 2023 with performance goals based on the achievement of revenue over a one year performance period (the “PRSU 2023 Goals”) and achievement of relative total stockholder return with a two year performance period (the "2023 TSR PRSU Goals"). The grant-date fair value of each PRSU with 2023 TSR PRSU Goals was determined using Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation included expected volatility of 84.0% and 83.8%, risk free rate of 4.67% and 4.05%, no expected dividend yield and expected term of 1.9 years and 1.8 years for the awards approved in February 2023 and March 2023 respectively. The Company recognizes the expense related to the PRSUs with PRSU 2023 Goals and PRSUs with 2023 TSR PRSU Goals on a graded-vesting method over the requisite performance period. These grants are included in the PRSU awards granted in the table above.

Stock-Based Compensation

The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Equity based awards
Cost of revenue	$696	$283	$1,324	$921
Research and development	9,506	4,325	17,011	9,700
Selling, general and administrative	10,076	5,805	19,556	13,541
	$20,278	$10,413	$37,891	$24,162

Liability based awards - to be settled in equity
Cost of revenue	$17	$44	$28	$63
Research and development	477	668	1,003	888
Selling, general and administrative	388	685	774	979
	$882	$1,397	$1,805	$1,930
Total stock-based compensation - equity and liability based	$21,160	$11,810	$39,696	$26,092

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$20,278	$10,413	$37,891	$24,162
Liability based awards - settled in equity	764	—	2,287	1,488
Total stock-based compensation expense recorded to additional paid-in capital	$21,042	$10,413	$40,178	$25,650

The following table presents the unrecognized compensation costs and related weighted average period of recognition as of June 30, 2023:

	As of
	June 30, 2023
	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$121.9	2.0
PRSUs	$8.4	1.5
MYPSUs	$14.5	1.4
Liability-based awards	$1.3	0.3

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

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Income (loss) before income taxes	$(25,899)	$12,911	$(42,319)	$19,119
Income tax expense	(23)	(52)	(93)	(120)
Effective tax rate	0%	0%	0%	1%

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

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of June 30, 2023.

The income tax provision was less than $0.1 million for both the three and six months ended June 30, 2023 and 2022. The effective tax rate was less than 1% for both the three and six months ended June 30, 2023 and 2022. The provision for income taxes primarily comes from the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryfoward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.

As of June 30, 2023 and December 31, 2022, the Company had $2.3 million and $2.3 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.

The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2023 and 2022, the Company recorded immaterial amounts related to the accrual of interest and penalties.

Note 8. Segment, Geographic and Customer Information

The Company operates in one reportable segment related to the sale of precision timing solutions to the global electronics industry.

Revenue by geographic area is presented based upon the ship-to location of the customers who purchased the Company’s products which may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Taiwan	$5,290	$24,545	$15,904	$47,617
Hong Kong	6,538	17,345	12,846	31,878
United States	4,134	8,826	11,624	16,020
Singapore	3,666	5,973	7,448	11,129
Other	8,100	22,729	18,248	43,027
Total	$27,728	$79,418	$66,070	$149,671

The following table sets forth the Company’s total property and equipment attributable to operations by country as of the periods presented:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
United States	$24,275	$24,211
Malaysia	16,010	18,524
Taiwan	5,760	5,570
Other	10,250	10,467
	$56,295	$58,772

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

Indemnification

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify other parties to such agreements with respect to certain matters. Typically, these obligations arise in the context of contracts that the Company has entered into, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants or terms and conditions related to such matters as the sale and/or delivery of its products, title to assets sold, certain intellectual property claims, defective products, and specified environmental matters. Further, the Company’s obligations under these agreements may be limited in terms of time, amount, or the scope of its responsibility and in some instances, the Company may have recourse against third-parties for certain payments made under these agreements. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has had no material indemnification claims under these agreements.

Note 10. Related Party Transactions

MegaChips Corporation is the largest stockholder of the Company and held approximately 21.2% and 23.0% of the Company’s outstanding common stock as of June 30, 2023 and December 31, 2022, respectively.

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

We have employees in Finland, France, Germany, Japan, Korea, Malaysia, the Netherlands, Taiwan, Ukraine, and the U.S.

Impact of COVID-19 on our Business

The COVID-19 pandemic continued to impact our workforce and the operations of our customers and suppliers during 2022. In response to the ongoing COVID-19 pandemic and related government measures, we implemented safety measures to protect our employees and contractors at our locations around the world. The COVID-19 pandemic has not had a significant impact on the Company in 2023.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands except percentage)
Revenue	$27,728	$79,418	$(51,690)	(65%)	$66,070	$149,671	$(83,601)	(56%)

Revenue decreased by $51.7 million, or 65.1%, for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease was primarily related to a decrease in sales volume as well as decrease in average selling prices ("ASPs") of our products. Lower sales volume was driven by excess inventory buildup at many of our customers, including our historically largest end customer, distributors and their affiliates, partners, and contract manufacturers, and lower demand for our products due to macroeconomic conditions. Lower ASPs of our products was related to change in mix of the products we shipped.

Revenue decreased by $83.6 million, or 56%, for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease was primarily related to a decrease in sales volume partially offset by an increase in ASPs. Lower sales volume was driven by excess inventory buildup at many of our customers, including our historically largest end customer, distributors and their affiliates, partners, and contract manufacturers, and lower demand for our products due to macroeconomic conditions. Such decrease in revenue was partially offset by an increase in ASPs of our products that was related to change in mix of the products we shipped.

Sales attributable to our historically largest end customer through multiple distributors accounted for 16% and 14% of our revenue for the three months ended June 30, 2023 and 2022, respectively, and 9% and 16% of our revenue for the six months ended June 30, 2023 and 2022. Our end customers predominantly purchase our products from distributors. Our top three customers by revenue, which are distributors, together accounted for approximately 45% and 40% of our revenue for the three months ended June 30, 2023 and 2022, respectively, and 44% and 41% of our revenue for the six months ended June 30, 2023 and 2022, respectively. Revenue attributable to our largest ten end customers accounted for 42% and 70% of our revenue for the three months ended June 30, 2023 and 2022, respectively, and 40% and 69% of our revenues for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$12,290	$26,744	$(14,454)	(54%)	$27,592	$51,763	$(24,171)	(47%)
Gross Profit	15,438	52,674	(37,236)	(71%)	38,478	97,908	(59,430)	(61%)
Gross Margin	56%	66%			58%	65%

Gross profit decreased by $37.2 million in the three months ended June 30, 2023 compared to the same period in the prior year. Gross profit decreased $38.9 million mainly from lower revenue. This decrease was partially offset by lower other manufacturing and overhead costs of $1.7 million.

Gross profit decreased by $59.4 million in the six months ended June 30, 2023 compared to the same period in the prior year. Gross profit decreased $62.1 million mainly from lower revenue. This decrease was partially offset by lower other manufacturing and overhead costs of $2.7 million.

Gross margin was lower by 10% in the three months ended June 30, 2023 compared to the same period in the prior year. Of the decrease, 8% was mainly due to lower sales causing an unfavorable absorption of our manufacturing overhead costs and the additional 2% decline was contributed by lower ASP for the quarter.

Gross margin was lower by 7% in the six months ended June 30, 2023 compared to the same period in the prior year. The decrease was mainly due to lower sales causing an unfavorable absorption of our manufacturing overhead costs.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$26,567	$22,017	$4,550	21%	$51,024	$42,612	$8,412	20%
Selling, general and administrative	21,276	18,376	2,900	16%	42,009	36,954	5,055	14%
Total operating expenses	$47,843	$40,393	$7,450	18%	$93,033	$79,566	$13,467	17%

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

Research and development expense increased by $4.6 million, or 21%, for the three months ended June 30, 2023 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $5.0 million, a decrease in non-recurring engineering contra-expense recognized of $2.2 million and an increase in depreciation and amortization of lab equipment and licenses of $0.8 million, and offset by lower engineering spend towards ongoing new product development of $3.8 million.

Research and development expense increased by $8.4 million, or 20%, for the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $7.4 million, a decrease in non-recurring engineering contra-expense recognized of $3.0 million, higher personnel costs of $2.3 million due to increased headcount and an increase in depreciation and amortization of lab equipment and licenses of $1.8 million, and offset by lower engineering spend towards ongoing new product development of $6.1 million.

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

Selling, general and administrative expense increased by $2.9 million, or 16%, for the three months ended June 30, 2023 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $4.0 million, partially offset by reduction in sales commission payouts by $0.9 million due to lower sales.

Selling, general and administrative expense increased by $5.1 million, or 14%, for the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $5.8 million, higher personnel costs of $0.8 million due to increased headcount, offset by reduction in sales commission payouts by $1.5 million due to lower sales.

Interest Income

Interest income consists primarily of interest income on short term investments.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands except percentage)				(in thousands except percentage)
Interest Income	$6,667	$803	$5,864	730%	$12,297	$803	$11,494	1431%

Interest income increased by $5.9 million for the three months ended June 30, 2023, compared to the same period in the prior year due to an increase in interest rates in the current year.

Interest income increased by $11.5 million for the six months ended June 30, 2023, compared to the same period in the prior year as the Company started investing its cash in treasury bills only in the second quarter of fiscal year 2022 and received interest payments at higher interest rates from the treasury bills during the six months ended June 30, 2023.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income on our cash balances and foreign exchange gains and losses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands except percentage)				(in thousands except percentage)
Other income (expense), net	$(161)	$(173)	$12	(7%)	$(61)	$(26)	$(35)	135%

Other income (expense), net, was essentially flat for the three and six months ended June 30, 2023, compared to the same period in the prior year and primarily related to net unrealized loss on foreign exchange rates due to increased activities in our foreign subsidiaries and unfavorable exchange rate fluctuations.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands except percentage)				(in thousands except percentage)
Income tax expense	$(23)	$(52)	$29	(56%)	$(93)	$(120)	$27	(23%)

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $30.4 million and $34.6 million, respectively. As of June 30, 2023 and December 31, 2022 we also held $544.3 million and $529.5 million of short-term investments, respectively in held-to-maturity securities which consisted of treasury bills. Our principal use of cash is to fund our operations to support growth.

In May 2022, we entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 800,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the six months ended June 30, 2023, we sold 200,000 shares of our common stock under the Sales Agreement at a weighted average price of $109.88 per share resulting in net proceeds to us of $21.2 million, after deducting underwriting discounts and commissions and deferred offering costs. The Company intends to use the net proceeds from the shares of common stock offered and sold to primarily replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.

Our purchase obligations primarily include design and simulation licenses and non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement. For information about our contractual obligations refer to "Note 5 - Lease" of the Notes to Condensed Consolidated Financial Statements for the period ending June 30, 2023 and "Note 6 - Commitments and Contingencies" of the Notes to the Consolidated Financial Statements filed in the Company's Annual Report on Form 10-K for the year ending December 31, 2022.

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

The table below summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$2,676	$35,337
Net cash used in investing activities	(8,925)	(17,645)
Net cash provided by financing activities	2,021	3,138
Net increase (decrease) in cash and cash equivalents	$(4,228)	$20,830

Operating Activities

In the six months ended June 30, 2023, net cash provided by operating activities of $2.7 million was primarily due to a net loss of $42.4 million offset by non-cash expenses of $35.4 million and a change in operating assets and liabilities of $9.7 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense and interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash provided primarily due to lower accounts receivable due to timing of payments and lower revenue partially offset by an increase in inventories as we built our wafer inventory levels, an increase in prepaid expenses and other assets due to timing of payments, and lower accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments.

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

In the six months ended June 30, 2023, net cash used in investing activities was $8.9 million. We paid $536.6 million to purchase short-term investments in held-to-maturity securities. We paid $6.1 million largely to purchase test and other manufacturing equipment and intangibles to support the general business operations. All such payments were offset by $533.8 million proceeds from the maturity of held to maturity investments.

Financing Activities

Our financing activities have primarily consisted of proceeds from issuance of shares and withholding of taxes on restricted stock units. During the six months ended June 30, 2023, we sold 200,000 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $21.2 million, after deducting underwriting discounts and commissions of $0.5 million and deferred offering costs of $0.2 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $19.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Finland, France, Japan, Germany, Korea, Malaysia, the Netherlands, Taiwan, and Ukraine. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging program with respect to foreign currency exchange risk.

Interest Rate Risk

We had cash and cash equivalents of $30.4 million and $34.6 million as of June 30, 2023 and December 31, 2022, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $544.3 million consisting of treasury bills as of June 30, 2023. Such interest-earning instruments carry a degree of interest rate risk. During the six months ended June 30, 2023 we have generated $12.3 million in interest income due to higher cash balance and rising interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2023, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $544.3 million, by an increase or decrease of approximately $1.2 million for the six months ended June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 45% and 40% of our revenue for the three months ended June 30, 2023 and 2022, respectively and 44% and 41% of our revenue for the six months ended June 30, 2023 and 2022 respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 42% and 70% of our revenue for the three months ended June 30, 2023 and 2022, respectively, and 40% and 69% of our revenue for the six months ended June 30, 2023 and 2022 respectively. Sales attributable to Apple Inc., our historically largest end customer accounted for approximately 16% and 14% of our revenue for the three months ended June 30, 2023 and 2022 respectively, and 9% and 16% of our revenue for the six months ended June 30, 2023 and 2022 respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our precision timing solutions.

We believe our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to a limited number of customers and end customers. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.

If our end customers were to choose to work with other manufacturers or our relationships with our customers are disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers and end customers, including our historically largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations. Geopolitical tensions are leading to an increasing trend of customers seeking domestically produced products or reducing the dependence upon or use of products from certain countries, which could limit our ability to make sales to these customers.

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

We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, Ukraine and Finland. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, and Ukraine. Certain of the critical functions for our business are performed in locations outside of the United States. Members of our sales force are located in various locations outside of the United States. In addition, approximately 85% and 89% of our revenue for the three months ended June 30, 2023 and 2022, respectively, and approximately 82% and 89% of our revenue for the six months ended June 30, 2023 and 2022 was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:

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

Pandemics, epidemics, or other outbreaks of disease have had and may in the future have an adverse impact upon our business, result of operations and financial condition.

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

Our recent revenue should not be considered indicative of our future performance. Our revenue was $27.7 million and $79.4 million for the three months ended June 30, 2023 and 2022, respectively, and $66.1 million and $149.7 million for the six months ended June 30, 2023 and 2022 respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.

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

The cost of raw and engineered materials is a key element in the cost of our products. Our inability to offset material price inflation through increased prices to customers, suppliers, productivity actions, or through commodity hedges could adversely affect our results of operations. Many major components, product equipment items, engineered materials, and raw materials, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for engineered materials, raw materials, and components are generally adequate, it is difficult to predict what effects limited or delayed availability, or price increases may have in the future. Our inability to fill our supply needs would jeopardize our ability to ship our solutions to our customers on time and in the quantity required, which could, in turn, result in reduced sales and profits, and damage to our customer relationships.

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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of June 30, 2023, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of June 30, 2023 and December 31, 2022, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.

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

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of June 30, 2023, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley and U.S. Bancorp.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of June 30, 2023, we had 107 issued U.S. patents, expiring generally between 2026 and 2040 and 40 pending U.S. patent applications (including 12 provisional applications). We also had four foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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

MegaChips owns 4,700,000 shares of our common stock, representing approximately 21.2% of our outstanding common stock as of June 30, 2023. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, and to be influential in electing members of our board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.

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

Item 5. Other Information.

On June 9, 2023, Dr. Fariborz Assaderaghi, Executive Vice President, Technology and Engineering, adopted a Rule 10b5-1 Trading Plan ("the Plan") intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum amount of 24,421 shares of common stock of the Company may be sold between September 11, 2023 and August 31, 2024. The Plan terminates on the earlier of: (i) August 31, 2024, (ii) the first date on which all trades set forth in the Plan have been executed, or (iii) such date the Plan is otherwise terminated according to its terms.

Item 6. Exhibits.

The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 29, 2021).

4.1	Form of Common Stock Certificate of the Company ((incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305) (the “S-1”)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

10.2*	SiTime Corporation Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 4, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SiTime Corporation

Date: August 3, 2023	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick
Executive Vice President, Chief Financial Officer