Form 10-Q
period 2023-09-30
SITIME Corp
filed 2023-11-02
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number: 001-39135
________________________________________________________
SiTime Corporation
(Exact name of registrant as specified in its charter)
________________________________________________________

Delaware	02-0713868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5451 Patrick Henry Drive Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 328-4400
________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2023, the registrant had 22,456,407 shares of common stock, $0.0001 par value per share, outstanding.

i

RISK FACTORS SUMMARY
Our business is subject to numerous risks, as more fully described in “Part II, Item 1A: Risk Factors” below. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement or execute our business strategy. In particular, risks associated with our business include, among others:
•Global macroeconomic conditions have harmed and may continue to harm our business;
•We are subject to the cyclical nature of the semiconductor industry;
•We have historically depended on a limited number of customers for a significant portion of our revenue; if we are unable to expand or further diversify our customer base, our business, financial condition, and results of operations could suffer, and the loss of, or a significant reduction in orders from our customers, including a large customer or end customer, could significantly reduce our revenue and adversely impact our operating results;
•Because we do not typically have long-term purchase commitments with our customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes us to inventory risk, and may cause our business and results of operations to suffer;
•Our revenue and operating results may fluctuate from period to period due to, among other factors, macroeconomic conditions, cyclical fluctuations in the semiconductor market, customer demand, product life cycles, fluctuations in inventories held by our distributors or end customers, the gain or loss of significant customers, the availability of capacity in our supply chain, research and development costs, the impact of the COVID-19 pandemic on our business as well as our suppliers and customers, and product warranty claims. This in turn could cause our stock price to decline;
•The third parties we rely upon for our raw materials, engineered materials, wafer fabrication and supply, assembly, packaging and testing may be unable to secure raw materials, reduce their resources available to us and our immediate suppliers, not meet satisfactory yields or quality, or increase pricing, which could harm our ability to ship our solutions to our customers on time and in the quantity required which could cause an unanticipated decline in our sales and loss of customers;
•A significant portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability;
•Our success and future revenue depend on our ability to achieve design wins and to convince our current and prospective customers to design our products into their product offerings, as well as our customers’ ability to develop products that achieve market acceptance;
•Our target customer and product markets may not grow or develop as we currently expect, and if we fail to penetrate new markets and scale successfully within those markets, our revenue and financial condition would be harmed;
•If we are not able to successfully introduce and ship in volume new products in a timely manner, our business and revenue will suffer;
•Pandemics, epidemics, or other outbreaks of disease have had and may in the future have an adverse impact upon our business, results of operations and financial condition, as well as the businesses of our suppliers and customers;
•Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition;
•Our revenue in recent periods may not be indicative of future performance and our revenue may fluctuate over time;
•Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process, which does not assure product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer;
•We provide a lifetime warranty on our products and may be subject to warranty or product liability claims, which could harm our reputation, result in unexpected expenses, and cause us to lose market share;

•Defects in our products could harm our relationships with our customers and damage our reputation;
•If we fail to compete effectively, we may lose or fail to gain market share, which could negatively impact our operating results and our business;
•We may make acquisitions in the future that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, and harm our business;
•We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations;
•We may seek, or be required to seek debt financing in the immediate or near term;
•If significant tariffs or other trade restrictions are placed on our products or third-party suppliers, our revenue and results of operations may be materially harmed;
•Failure to comply with the laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences;
•We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs;
•New or future changes to U.S. and non-U.S. tax laws, or tax regulatory authorities disagreeing with our positions and conclusions regarding certain tax positions, could materially adversely affect us;
•Breaches or other disruptions of our security systems may damage our reputation and adversely affect our business;
•We may fail to adequately protect our intellectual property and have received, and may in the future receive, claims of intellectual property infringement, misappropriation, or other claims, which in turn could result in significant expense, result in the loss of significant rights, and harm our relationship with our end customers and distributors;
•We may be impacted by risks associated with MegaChips’ ownership of a significant portion of our stock, for instance as long as MegaChips holds a significant amount of our stock, our other shareholders’ ability to influence matters requiring stockholder approval will be limited, and there could be potential conflicts of interest between us and affiliates of MegaChips, which could impact our business and operating results;
•Substantial future sales of our common stock could cause the market price of our common stock to decline; and
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SiTime Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$16,711	$34,603
Short-term investments in held-to-maturity securities	551,398	529,494
Accounts receivable, net	25,182	41,229
Inventories	64,539	57,650
Prepaid expenses and other current assets	9,071	6,091
Total current assets	666,901	669,067
Property and equipment, net	55,916	58,772
Intangible assets, net	5,665	5,205
Right-of-use assets, net	8,854	10,848
Other assets	10,351	6,724
Total assets	$747,687	$750,616
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$12,320	$14,881
Accrued expenses and other current liabilities	18,960	18,913
Total current liabilities	31,280	33,794
Lease liabilities	6,065	8,149
Other non-current liabilities	—	193
Total liabilities	37,345	42,136
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 22,456 and 21,702 shares issued and outstanding at September 30, 2023 and December 31, 2022	2	2
Additional paid-in capital	778,742	716,343
Accumulated deficit	(68,402)	(7,865)
Total stockholders’ equity	710,342	708,480
Total liabilities and stockholders’ equity	$747,687	$750,616
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$35,520	$73,095	$101,590	$222,766
Cost of revenue	15,603	25,799	43,195	77,563
Gross profit	19,917	47,296	58,395	145,203
Operating expenses:
Research and development	23,647	23,878	74,671	66,490
Selling, general and administrative	21,447	19,886	63,456	56,839
Total operating expenses	45,094	43,764	138,127	123,329
Income (loss) from operations	(25,177)	3,532	(79,732)	21,874
Interest income	7,333	2,492	19,629	3,295
Other expense, net	(232)	(238)	(292)	(264)
Income (loss) before income taxes	(18,076)	5,786	(60,395)	24,905
Income tax expense	(49)	(3)	(142)	(123)
Net income (loss)	$(18,125)	$5,783	$(60,537)	$24,782
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$(18,125)	$5,783	$(60,537)	$24,782
Net income (loss) per share attributable to common stockholders, basic	$(0.81)	$0.27	$(2.74)	$1.17
Net income (loss) per share attributable to common stockholders, diluted	$(0.81)	$0.26	$(2.74)	$1.09
Weighted-average shares used to compute basic net income (loss) per share	22,326	21,353	22,065	21,143
Weighted-average shares used to compute diluted net income (loss) per share	22,326	22,614	22,065	22,688
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at June 30, 2023	22,210	$2	$758,542	$(50,277)	$708,267
Stock-based compensation expense	—	—	19,316	—	19,316
Net loss	—	—	—	(18,125)	(18,125)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	12,535	—	12,535
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	146	—	(11,651)	—	(11,651)
Balances at September 30, 2023	22,456	$2	$778,742	$(68,402)	$710,342

Balances at June 30, 2022	21,286	$2	$692,402	$(12,120)	$680,284
Stock-based compensation expense	—	—	16,400	—	16,400
Net income	—	—	—	5,783	5,783
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	25	—	2,919	—	2,919
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	125	—	(10,944)	—	(10,944)
Balances at September 30, 2022	21,436	$2	$700,777	$(6,337)	$694,442

Balances at December 31, 2022	21,702	$2	$716,343	$(7,865)	$708,480
Stock-based compensation expense	—	—	59,493	—	59,493
Net loss	—	—	—	(60,537)	(60,537)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	300	—	33,898	—	33,898
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	454	—	(30,992)	—	(30,992)
Balances at September 30, 2023	22,456	$2	$778,742	$(68,402)	$710,342

Balances at December 31, 2021	20,825	$2	$663,614	$(31,119)	$632,497
Stock-based compensation expense	—	—	42,051	—	42,051
Net income	—	—	—	24,782	24,782
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	125	—	22,998	—	22,998
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	486	—	(27,886)	—	(27,886)
Balances at September 30, 2022	21,436	$2	$700,777	$(6,337)	$694,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(60,537)	$24,782
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	11,736	8,497
Stock-based compensation expense	59,225	41,795
Unrealized interest on held to maturity securities	(19,181)	(2,241)
Changes in assets and liabilities:
Accounts receivable, net	16,047	(6,520)
Inventories	(6,889)	(21,755)
Prepaid expenses and other assets	(6,608)	(949)
Accounts payable	(2,850)	(2,729)
Accrued expenses and other liabilities	135	(5,935)
Net cash provided by (used in) operating activities	(8,922)	34,945
Cash flows from investing activities
Purchase of held to maturity securities	(925,089)	(519,937)
Proceeds from maturity of held to maturity securities	922,365	—
Purchase of property and equipment	(6,106)	(25,004)
Cash paid for intangibles	(3,046)	(2,969)
Net cash used in investing activities	(11,876)	(547,910)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(30,992)	(27,886)
Proceeds from public offering	34,818	23,685
Payments for offering costs	(920)	(687)
Net cash provided by (used in) financing activities	2,906	(4,888)
Net decrease in cash and cash equivalents	(17,892)	(517,853)
Cash and cash equivalents
Beginning of period	34,603	559,461
End of period	$16,711	$41,608
Supplemental disclosure of cash flow information
Income taxes paid	159	40
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	1,641	1,830
Right-of-use assets acquired under operating leases	—	4,599
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to these accounting policies through September 30, 2023.
Recent Accounting Pronouncements
There are currently no new accounting pronouncements with a future effective date that are considered material, or could be material, to us.

Note 2. Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$(18,125)	$5,783	$(60,537)	$24,782
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	22,326	21,353	22,065	21,143
Dilutive effect of employee equity incentive plans	—	1,261	—	1,545
Weighted average shares used to compute diluted net income (loss) per share	22,326	22,614	22,065	22,688
Net income (loss) attributable to common stockholders per share, basic	$(0.81)	$0.27	$(2.74)	$1.17
Net income (loss) attributable to common stockholders per share, diluted	$(0.81)	$0.26	$(2.74)	$1.09
Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended September 30, 2023 and 2022, the Company had 960,848 potential shares and 365,102 potential shares from share-based awards that are anti-dilutive, respectively. During the nine months ended September 30, 2023 and 2022, the Company had 1,143,888 and 265,235 potential shares from share-based awards that are anti-dilutive, respectively.
Note 3. Fair Value Measurements
Cash equivalents
On September 30, 2023 and December 31, 2022, highly liquid money market funds of $0.5 million and $3.0 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of September 30, 2023 and December 31, 2022, the Company had invested in treasury bills with maturities of six months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $545.5 million with gross accrued interest of $5.9 million and total carrying value of $551.4 million as of September 30, 2023. As of December 31, 2022, the amortized cost of the held-to-maturity securities totaled $524.4 million with gross accrued interest of $5.1 million and total carrying value of $529.5 million. These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable.

Note 4. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Accounts receivable, gross	$25,232	$41,279
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$25,182	$41,229
Inventories
Inventories consisted of the following:

	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Raw materials	$18,725	$17,518
Work in progress	36,469	33,687
Finished goods	9,345	6,445
Total inventories	$64,539	$57,650
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Prepaid expenses	$3,139	$3,118
Other current assets	5,932	2,973
Total prepaid expenses and other current assets	$9,071	$6,091
Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Lab and manufacturing equipment	$78,622	$73,220
Computer equipment	3,488	3,170
Furniture and fixtures	673	509
Construction in progress	6,357	5,967
Leasehold improvements	7,792	7,129
	96,932	89,995
Accumulated depreciation	(41,016)	(31,223)
Total property and equipment, net	$55,916	$58,772
Depreciation expense related to property and equipment was $3.3 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively, and $9.8 million and $7.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Intangible Assets, net
Intangible assets, net consisted of the following:

	As of
	September 30, 2023			December 31, 2022

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Internal use software	$9,434	$(9,133)	$301	$9,434	$(8,833)	$601
Purchased software	14,839	(9,475)	5,364	12,583	(7,979)	4,604
Intangible assets	$24,273	$(18,608)	$5,665	$22,017	$(16,812)	$5,205
Amortization expense for intangible assets was $0.7 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2023 is summarized as below:

(in thousands)
2023 (remainder)	$660
2024	1,965
2025	954
2026	616
2027	409
2028 and beyond	1,061
$5,665
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Accrued payroll and related benefits	$5,754	$6,109
Revenue reserves	3,047	1,840
Deferred non-recurring engineering services	3,053	2,689
Short term lease liability	2,572	2,485
Other accrued expenses	4,534	5,790
Total accrued expenses and other current liabilities	$18,960	$18,913
The Company recorded reductions to research and development expenses related to non-recurring engineering service arrangements in the condensed consolidated statements of operations of $0.2 million and $2.9 million during the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $7.7 million during the nine months ended September 30, 2023 and 2022, respectively.
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

The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022

	(in thousands)
Right-of-use assets	$8,854	$10,848
Lease liabilities included in accrued expenses and other current liabilities	2,572	2,485
Lease liabilities - non-current	6,065	8,149
Total operating lease liabilities	$8,637	$10,634
Weighted-average remaining lease term (years)	3.3	4.0
Weighted-average discount rate	4.5%	4.6%
The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Operating lease cost	$754	$710	$2,272	$1,970
Short-term lease cost	209	381	521	1,213
Variable lease cost	194	212	632	566
Total lease cost	$1,157	$1,303	$3,425	$3,749
Cash paid for operating lease liabilities was $0.8 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively.
Cash paid for operating lease liabilities was $2.3 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively.
Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2023:

(in thousands)
Remainder of 2023	$637
2024	3,016
2025	2,688
2026	2,167
2027	627
2028 and beyond	190
Total minimum lease payments	9,325
Less: amount of lease payments representing interest	(688)
Present value of future minimum lease payments	8,637
Less: current obligations under leases	(2,572)
Long-term lease liabilities	$6,065
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
During the three months ended September 30, 2023, the Company sold 100,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $128.42 per share resulting in net proceeds to the Company of $12.5 million, after deducting underwriting discounts and commissions of $0.2 million and deferred offering costs of $0.1 million. During the nine months ended September 30, 2023, the Company sold 300,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $116.06 per share resulting in net proceeds to the Company of $33.9 million, after deducting underwriting discounts and commissions of $0.7 million and deferred offering costs of $0.2 million.
Equity Incentive Plans
The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three and nine months ended September 30, 2023:

	RSU Number of Shares	Grant Date Fair Value per share	PRSU Number of Shares	Grant Date Fair Value per share	MYPSU Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2022	1,717,994	$73.6	58,954	$261.4	311,872	$88.6
Granted	368,363	123.1	122,466	145.5	—	—
Vested	(234,633)	56.6	—	—	—	—
Forfeited	(27,792)	67.4	(58,954)	261.4	—	—
Unvested at March 31, 2023	1,823,932	$82.8	122,466	$145.5	311,872	$88.6
Granted	60,333	111.3	—	—	—	—
Vested	(254,997)	66.5	—	—	—	—
Forfeited	(55,170)	177.3	(6,106)	145.5	—	—
Unvested at June 30, 2023	1,574,098	$88.9	116,360	$145.5	311,872	$88.6
Granted	55,099	124.7	—	—	—	—
Vested	(240,774)	54.0	—	—	—	—
Forfeited	(10,502)	162.6	—	—	—	—
Unvested at September 30, 2023	1,377,921	$95.9	116,360	$145.5	311,872	$88.6
On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the “Bonus and Retention Plan”). The Compensation Committee approved target bonus amounts and performance goals for the second half of the fiscal year 2022 (the “2022 Goals”) in August 2022 and approved the achievement of the 2022 Goals in February 2023. Actual payouts for the 2022 Goals ranged from 44% to 89% of target, based on performance. In February 2023, the Compensation Committee approved target bonus amounts for the fiscal year 2023 (the "2023 Goals"). The 2022 Goals and the 2023 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.6 million for 2023 Goals and $0.8 million for 2022 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 respectively.
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
In April 2022, the Company approved a bonus plan for certain employees. The target bonuses are granted based on a fixed dollar amount to be settled in RSUs in the quarter following the end of the performance period. Due to the fixed dollar amount targets, the awards have been classified as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.8 million and $0.8 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 respectively.
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
Stock-Based Compensation
The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Equity based awards
Cost of revenue	$725	$337	$2,050	$1,259
Research and development	7,375	6,934	24,386	16,634
Selling, general and administrative	10,385	7,199	29,940	20,740
	$18,485	$14,470	$56,376	$38,633

Liability based awards - to be settled in equity
Cost of revenue	$23	$28	$51	$91
Research and development	481	663	1,484	1,550
Selling, general and administrative	540	542	1,314	1,521
	$1,044	$1,233	$2,849	$3,162
Total stock-based compensation - equity and liability based	$19,529	$15,703	$59,225	$41,795

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$18,485	$14,470	$56,376	$38,633
Liability based awards - settled in equity	831	1,930	3,117	3,418
Total stock-based compensation expense recorded to additional paid-in capital	$19,316	$16,400	$59,493	$42,051

The following table presents the unrecognized compensation costs and related weighted average period of recognition as of September 30, 2023:

	As of
	September 30, 2023
	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$111.4	1.9
PRSUs	$7.4	1.4
MYPSUs	$12.2	1.3
Liability-based awards	$1.1	0.2
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
The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Income (loss) before income taxes	$(18,076)	$5,786	$(60,395)	$24,905
Income tax expense	(49)	(3)	(142)	(123)
Effective tax rate	0%	0%	0%	0%
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
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of September 30, 2023.
The income tax provision was less than $0.1 million for both the three and nine months ended September 30, 2023 and 2022. The effective tax rate was less than 1% for both the three and nine months ended September 30, 2023 and 2022. The provision for income taxes primarily comes from the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryfoward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.
As of September 30, 2023 and December 31, 2022, the Company had $2.3 million and $2.3 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2023 and 2022, the Company recorded immaterial amounts related to the accrual of interest and penalties.

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
Revenue by geographic area is presented based upon the ship-to location of the customers who purchased the Company’s products which may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Taiwan	$13,181	$26,730	$29,085	$74,347
Hong Kong	8,673	16,547	21,519	48,425
United States	3,868	10,157	15,493	26,177
Singapore	3,110	5,965	10,558	17,094
Other	6,688	13,696	24,935	56,723
Total	$35,520	$73,095	$101,590	$222,766
The following table sets forth the Company’s total property and equipment attributable to operations by country as of the periods presented:

	As of
	September 30, 2023	December 31, 2022

	(in thousands)
United States	$23,614	$24,211
Malaysia	15,665	18,524
Taiwan	6,453	5,570
Other	10,184	10,467
	$55,916	$58,772
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
Note 10. Related Party Transactions
MegaChips Corporation is the largest stockholder of the Company and held approximately 20.9% and 23.0% of the Company’s outstanding common stock as of September 30, 2023 and December 31, 2022, respectively.

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
Note 11. Subsequent Events
On October 30, 2023, the Company entered into a Master Framework Agreement (the “Master Framework Agreement”) with Ningbo Aura Semiconductor Co., Ltd., a limited liability company incorporated under the laws of People’s Republic of China, Aura Semiconductor Pvt. Ltd., a company incorporated under the laws of India, Shaoxing Yuanfang Semiconductor Co Ltd., a limited liability company incorporated under the laws of People’s Republic of China (“PRC”), Aura Semiconductor Limited, a limited company incorporated and existing under the laws of Hong Kong, and Aim Core Holdings Limited, a company organized and existing under the laws of British Virgin Islands (each an “Aura Entity” and collectively, the “Aura Entities”), pursuant to which the Company agreed to purchase certain assets of the Aura Entities and license certain intellectual property of the Aura Entities relating to the timing products of the Aura Entities.
The Master Framework Agreement provides the Company with an exclusive worldwide, irrevocable, perpetual, and transferable license to certain intellectual property of the Aura Entities and to use, make, have made, sell and offer for sale (whether directly or indirectly), import, and otherwise exploit, commercialize, and dispose of any product or services using such intellectual property (the “License”). The intellectual property that is the subject of the License relates to the timing products of the Aura Entities.
The intellectual property underlying the License which will be delivered on an ongoing and periodic basis commencing on the closing date through July 2025. The purchase price for the transaction will be approximately $148 million in cash, with approximately $36 million being paid at closing and the remaining amounts being paid on a periodic basis upon and subject to the Aura Entities delivering to the Company products that meet certain specified criteria and contain the licensed intellectual property. The consideration payable for the transaction also includes potential earnout payments based on agreed multiples of net revenue generated by sales by the Company of products containing licensed intellectual property through calendar year 2028, up to a maximum amount of $120 million.
The transaction is subject to closing conditions and is currently expected to close by the end of fiscal year 2023.

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
The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding:
•our plans to focus on oscillators, clock ICs, resonators and timing synchronization solutions and to expand our presence in these markets;
•our expectations regarding our ability to address market and customer demands and to develop new or enhanced solutions to meet those demands in a timely manner;
•anticipated trends, challenges and growth in our business and the markets in which we operate, including pricing expectations;
•our expectations regarding our revenue, average selling prices, gross margin, and expenses;
•our expectations regarding the effects of macroeconomic events in 2023;
•our expectations regarding dependence on a limited number of customers and end customers;
•our customer relationships and our ability to retain and expand our customer relationships and to achieve design wins;
•our expectations regarding the success, cost, and timing of new products;
•the size and growth potential of the markets for our solutions, and our ability to serve and expand our presence in those markets;
•our plans to expand sales and marketing efforts through increased collaboration with our distributors and contracted sales representatives, and our plans to grow direct online sales through our self-service online store;
•our expectations to identify new customers and deliver differentiated precision timing solutions to them;
•our goal to become the leading provider of precision timing solutions;
•our positioning of being designed into current systems as well as future products;
•our belief that our advanced packaging designs can enable the smallest footprints in the industry and provide higher system performance;
•our expectations regarding competition in our existing and future markets;
•the impact the COVID-19 pandemic will have on our business, employees, revenue and other operating results, liquidity, and cash flows, and its impact on the businesses of our suppliers and customers, and our anticipated responses thereto;
•our expectations regarding regulatory developments in the United States and foreign countries;
•our expectations regarding the performance of, and our relationships with, our third-party suppliers and manufacturers;
•our expectations regarding our and our customers’ ability to respond successfully to technological or industry developments;
•our expectations regarding our ability to attract and retain key personnel;
•our expectations regarding intellectual property and related litigation;

•our belief as to the sufficiency of our existing cash and cash equivalents and short-term investment funds to meet our cash needs for at least the next 12 months and our future capital requirements over the longer term;
•the adequacy and availability of our leased facilities;
•the accuracy of our estimates regarding capital requirements and needs for additional financing.
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
Since our initial public offering in November 2019, while our revenue has grown, gross margins have improved, and new opportunities for growth for our business have emerged, adverse macroeconomic events including geopolitical tensions and conflicts have substantially increased. In 2021 and the first half of 2022, there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company ("TSMC"), and affecting outsourced semiconductor assembly and test providers. In addition, in 2022, macroeconomic events such as rising inflation, fear of recession, equity market volatility, geopolitical tensions, war, decreased consumer spending, lower demand for electronic products following a period of strong demand during the COVID-19 pandemic, supply chain disruptions, and the COVID-19 pandemic measures implemented in China, harmed sales of our products and results of operations and continue to negatively affect sales of our products and results of operations in 2023. We believe that many of our customers built up inventory in our products in 2022 to overcome the industry-wide supply constraints that occurred in the previous periods. We also believe that the macroeconomic events in 2022 led to reduced demand for our customers' products, which led to an inventory buildup at many of our customers, including distributors and their affiliates, partners and contract manufacturers. These inventory buildups at our customers have adversely affected sales of our products and we believe that this will continue until the inventory buildups are reduced and demand increases. The inventory buildups at many of our customers, including distributors and their affiliates, partners, and contract manufacturers could result in significant decreases in our sales, margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict. For additional discussion please see Part II, Item 1A Risk Factors of this report, especially the risk factor titled “Global macroeconomic conditions have harmed and may continue to harm our business” and “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands except percentage)				(in thousands except percentage)
Revenue	$35,520	$73,095	$(37,575)	(51%)	$101,590	$222,766	$(121,176)	(54%)
Revenue decreased by $37.6 million, or 51.4%, for the three months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily related to a decrease in sales volume as well as decrease in average selling prices ("ASPs") of our products. Lower sales volume was driven by excess inventory buildup at many of our customers, including our largest end customer, distributors and their affiliates, partners, and contract manufacturers, and lower demand for our products due to macroeconomic conditions. Lower ASPs of our products was related to change in mix of the products we shipped.
Revenue decreased by $121.2 million, or 54.4%, for the nine months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily related to a decrease in sales volume as well as decrease in ASPs. Lower sales volume was driven by excess inventory buildup at many of our customers, including our largest end customer, distributors and their affiliates, partners, and contract manufacturers, and lower demand for our products due to macroeconomic conditions. Lower ASPs of our products was related to change in mix of the products we shipped.
Sales attributable to our largest end customer through multiple distributors accounted for 37% and 25% of our revenue for the three months ended September 30, 2023 and 2022, respectively, and 19% and 19% of our revenue for the nine months ended September 30, 2023 and 2022. Our end customers predominantly purchase our products from distributors. Our top three customers by revenue, which are distributors, together accounted for approximately 61% and 55% of our revenue for the three months ended September 30, 2023 and 2022, respectively, and 50% and 45% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. Revenue attributable to our largest ten end customers accounted for 60% and 80% of our revenue for the three months ended September 30, 2023 and 2022, respectively, and 46% and 72% of our revenues for the nine months ended September 30, 2023 and 2022, respectively.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$15,603	$25,799	$(10,196)	(40%)	$43,195	$77,563	$(34,368)	(44%)
Gross Profit	$19,917	$47,296	$(27,379)	(58%)	$58,395	$145,203	$(86,808)	(60%)
Gross Margin	56%	65%			57%	65%
Gross profit decreased by $27.4 million in the three months ended September 30, 2023 compared to the same period in the prior year. Gross profit decreased $28.6 million mainly from lower revenue. This decrease was partially offset by lower other manufacturing and overhead costs of $1.2 million.
Gross profit decreased by $86.8 million in the nine months ended September 30, 2023 compared to the same period in the prior year. Gross profit decreased $90.7 million mainly from lower revenue. This decrease was partially offset by lower other manufacturing and overhead costs of $3.9 million.
Gross margin was lower by 9% in the three months ended September 30, 2023 compared to the same period in the prior year. Of the decrease, 6% was mainly due to lower sales causing an unfavorable absorption of our manufacturing overhead costs and the additional 3% decline was contributed by lower ASP for the quarter.
Gross margin was lower by 8% in the nine months ended September 30, 2023 compared to the same period in the prior year. Of the decrease, 6% was mainly due to lower sales causing an unfavorable absorption of our manufacturing overhead costs and the additional 2% decline was contributed by lower ASP for the nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$23,647	$23,878	$(231)	(1%)	$74,671	$66,490	$8,181	12%
Selling, general and administrative	21,447	19,886	1,561	8%	63,456	56,839	6,617	12%
Total operating expenses	$45,094	$43,764	$1,330	3%	$138,127	$123,329	$14,798	12%
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
Research and development expense decreased by $0.2 million, or 1%, for the three months ended September 30, 2023 compared to the same period in the prior year, primarily due to lower engineering spend towards ongoing new product development of $3.1 million and lower personnel costs of $0.7 million, offset by a decrease in non-recurring engineering contra-expense recognized of $2.7 million, an increase in depreciation and amortization of lab equipment and licenses of $0.6 million, and an increase in stock-based compensation expense of $0.3 million .
Research and development expense increased by $8.2 million, or 12%, for the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $7.7 million, a decrease in non-recurring engineering contra-expense recognized of $5.7 million, higher personnel costs of $1.7 million due to increased headcount and an increase in depreciation and amortization of lab equipment and licenses of $2.4 million, and offset by lower engineering spend towards ongoing new product development of $9.3 million.
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
Selling, general and administrative expense increased by $1.6 million, or 8%, for the three months ended September 30, 2023 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $3.2 million, partially offset by reduction in sales commission payouts by $0.7 million due to lower sales, lower personnel costs of $0.4 million, and lower consulting fees of $0.6 million.
Selling, general and administrative expense increased by $6.6 million, or 12%, for the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $9.0 million, higher personnel costs of $0.4 million, offset by reduction in sales commission payouts by $2.2 million due to lower sales and lower advertising spend of $0.5 million.
Interest Income
Interest income consists primarily of interest income on short term investments.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands except percentage)				(in thousands except percentage)
Interest Income	$7,333	$2,492	$4,841	194%	$19,629	$3,295	$16,334	496%
Interest income increased by $4.8 million for the three months ended September 30, 2023, compared to the same period in the prior year due to an increase in interest rates in the current year.
Interest income increased by $16.3 million for the nine months ended September 30, 2023, compared to the same period in the prior year as the Company started investing its cash in treasury bills only in the second quarter of fiscal year 2022 and received interest payments at higher interest rates from the treasury bills during the nine months ended September 30, 2023.
Other Expense, net
Other expense, net consists primarily of foreign exchange gains and losses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands except percentage)				(in thousands except percentage)
Other expense, net	$(232)	$(238)	$6	(2%)	$(292)	$(264)	$(28)	11%
Other expense, net, was essentially flat for the three and nine months ended September 30, 2023, compared to the same period in the prior year and primarily related to net unrealized loss on foreign exchange rates due to increased activities in our foreign subsidiaries and unfavorable exchange rate fluctuations.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands except percentage)				(in thousands except percentage)
Income tax expense	$(49)	$(3)	$(46)	1610%	$(142)	$(123)	$(19)	15%
Liquidity and Capital Resources
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $16.7 million and $34.6 million, respectively. As of September 30, 2023 and December 31, 2022 we also held $551.4 million and $529.5 million of short-term investments, respectively in held-to-maturity securities which consisted of treasury bills. Our principal use of cash is to fund our operations to support growth.

In May 2022, we entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 800,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the nine months ended September 30, 2023, we sold 300,000 shares of our common stock under the Sales Agreement at a weighted average price of $116.06 per share resulting in net proceeds to us of $33.9 million, after deducting underwriting discounts and commissions and deferred offering costs. The Company intends to use the net proceeds from the shares of common stock offered and sold to primarily replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.
Our purchase obligations primarily include design and simulation licenses and non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement. For information about our contractual obligations refer to "Note 5 - Lease" of the Notes to Condensed Consolidated Financial Statements for the period ending September 30, 2023 and "Note 6 - Commitments and Contingencies" of the Notes to the Consolidated Financial Statements filed in the Company's Annual Report on Form 10-K for the year ending December 31, 2022.
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
The table below summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$(8,922)	$34,945
Net cash used in investing activities	(11,876)	(547,910)
Net cash provided by (used in) financing activities	2,906	(4,888)
Net decrease in cash and cash equivalents	$(17,892)	$(517,853)
Operating Activities
In the nine months ended September 30, 2023, net cash used in operating activities of $8.9 million was primarily due to a net loss of $60.5 million offset by non-cash expenses of $51.8 million and a change in operating assets and liabilities of $0.2 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense and interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash provided primarily due to lower accounts receivable due to timing of payments and lower revenue partially offset by an increase in inventories as we built our wafer inventory levels, an increase in prepaid expenses and other assets due to timing of payments, and lower accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments.
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
In the nine months ended September 30, 2023, net cash used in investing activities was $11.9 million. We paid $925.1 million to purchase short-term investments in held-to-maturity securities. We paid $9.2 million largely to purchase test and other manufacturing equipment and intangibles to support the general business operations. All such payments were offset by $922.4 million proceeds from the maturity of held to maturity investments.
Financing Activities
Our financing activities have primarily consisted of proceeds from issuance of shares and withholding of taxes on restricted stock units. During the nine months ended September 30, 2023, we sold 300,000 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $33.9 million, after deducting underwriting discounts and commissions of $0.7 million and deferred offering costs of $0.2 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $31.0 million.
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
Interest Rate Risk
We had cash and cash equivalents of $16.7 million and $34.6 million as of September 30, 2023 and December 31, 2022, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $551.4 million consisting of treasury bills as of September 30, 2023. Such interest-earning instruments carry a degree of interest rate risk. During the nine months ended September 30, 2023 we have generated $19.6 million in interest income due to higher investment balance and rising interest rates.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2023, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $551.4 million, by an increase or decrease of approximately $2.0 million for the nine months ended September 30, 2023.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 61% and 55% of our revenue for the three months ended September 30, 2023 and 2022, respectively and 50% and 45% of our revenue for the nine months ended September 30, 2023 and 2022 respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 60% and 80% of our revenue for the three months ended September 30, 2023 and 2022, respectively, and 46% and 72% of our revenue for the nine months ended September 30, 2023 and 2022 respectively. Sales attributable to Apple Inc., our largest end customer accounted for approximately 37% and 25% of our revenue for the three months ended September 30, 2023 and 2022 respectively, and 19% and 19% of our revenue for the nine months ended

September 30, 2023 and 2022 respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our precision timing solutions.
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
Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. We expect our revenue to fluctuate in the future primarily based on the volume of shipments of our products and average selling price ("ASP") changes. Factors relating to our business that may contribute to fluctuations in our operating results include the following factors, as well as other factors described elsewhere in this report:
•macroeconomic conditions;
•cyclical fluctuations in the semiconductor market;
•customer demand and product life cycles;
•the receipt, reduction, or cancellation of, or changes in the forecasts or timing of, orders by customers;
•fluctuations in the levels of inventories held by our distributors or end customers;
•the gain or loss of significant customers;
•supply chain disruptions, delays, shortages, and capacity limitations;
•market acceptance of our products and our customers’ products;
•our ability to develop, introduce, and market new products and technologies on a timely basis;
•the timing and extent of product development costs;
•new product announcements and introductions by us or our competitors;
•our research and development costs and related new product expenditures and our ability to achieve cost reductions in a timely or predictable manner;
•seasonality and fluctuations in sales by product manufacturers that incorporate our precision timing solutions into their products;
•end-market demand into which we have limited insight, including cyclicality, seasonality, and the competitive landscape;
•the impact of the COVID-19 pandemic on our business, suppliers, and customers;
•fluctuations in our manufacturing yields;
•significant warranty claims, including those not covered by our suppliers;
•new accounting pronouncements or changes in existing accounting standards;
•loss of one or more of our executive officers or other key employees; and
•changes in our pricing, product cost, and product mix.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in the United States, Japan, the Netherlands, Taiwan, Ukraine, and Finland. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, and Ukraine. Certain of the critical functions for our business are performed in locations outside of the United States. Members of our sales force are located in various locations outside of the United States. In addition, approximately 89% and 86% of our revenue for the three months ended September 30, 2023 and 2022, respectively, and approximately 85% and 88% of our revenue for the nine months ended September 30, 2023 and 2022 was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
•complexity and costs of managing international operations, including manufacturing, assembly, and testing of our products and associated costs;
•geopolitical and military conflicts, including the effects of Russia’s invasion of Ukraine;
•economic instability, including the effects of rising inflation and increased interest rates;
•limited protection for, and vulnerability to theft of, our intellectual property rights, including our trade secrets;
•compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•trade and foreign exchange restrictions and higher tariffs, including the ongoing trade tensions between the U.S. and China that has resulted in higher tariffs on certain semiconductor products and increased trade restrictions;
•timing and availability of import and export licenses and other governmental approvals, permits, and licenses, including export classification requirements;
•foreign currency fluctuations and exchange losses relating to our international operating activities;
•restrictions imposed by the U.S. government or foreign governments on our ability to do business with certain companies or in certain countries as a result of international political conflicts or the COVID-19 pandemic and the complexity of complying with those restrictions;
•transportation delays and other consequences of limited local infrastructure, and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;
•difficulties in staffing international operations;
•changes in immigration policies which may impact our ability to hire personnel;
•local business and cultural factors that differ from our normal standards and practices;
•differing employment practices and labor relations;
•requirements in foreign countries which may impact availability of personnel, such as mandatory military service in countries such as Ukraine, Taiwan, and Finland;
•heightened risk of terrorist acts;
•regional health issues and the impact of public health epidemics on employees and the global economy, such as the worldwide COVID-19 pandemic;
•power outages and natural disasters; and
•travel, work-from-home or other restrictions or stoppages, like those imposed by governments around the world as a result of the COVID-19 pandemic.
These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC in Taiwan for the fabrication of our analog circuits and have engineering personnel in Taiwan and sales force personnel in China. If political tensions between China and Taiwan were to increase further, it could disrupt our business and adversely affect our financial condition and results of operations given that we rely primarily on TSMC in Taiwan for our analog circuits. In addition, given the current political and military situation in Russia and Ukraine, if the relationship between Russia and the United States worsens further, or we are restricted or precluded from continuing our operations in Ukraine, it could disrupt our business, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed. Further, the COVID-19 pandemic led to travel, work-from-home, and other restrictions, which significantly impacted our domestic and international operations and the operations of our suppliers, distributors, partners, and customers. At this point, the extent to which the COVID-19 pandemic may further impact our business remains uncertain but it may materially adversely affect our business, financial condition, or results of operations.
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
The COVID-19 pandemic has impacted our workforce and the operations of our customers and suppliers. In response to the ongoing COVID-19 pandemic and related government measures, we implemented safety measures to protect our employees and contractors at our locations around the world. The effects of the ongoing COVID-19 pandemic, including emerging variants, on our business are evolving and difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy and it is unclear how long the pandemic will continue to do so. Among other things, the continued COVID-19 pandemic may result in:
•a global economic recession or depression that could significantly reduce demand and/or prices for our products;
•reduced productivity in our product development, operations, marketing, sales, and other activities;
•disruptions to our supply chain; or
•higher rate of losses on our accounts receivable due to credit defaults.
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
Our recent revenue should not be considered indicative of our future performance. Our revenue was $35.5 million and $73.1 million for the three months ended September 30, 2023 and 2022, respectively, and $101.6 million and $222.8 million for the nine months ended September 30, 2023 and 2022 respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, the impact of the COVID-19 pandemic, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.
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
Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support, and other resources, are more established than we are, and have significantly better brand recognition and broader product offerings. This may enable them to better withstand downturns in the timing market in which we compete, as well as adverse economic or market conditions. Our ability to compete successfully will depend on a number of factors, including:
•our ability to define, design, and regularly introduce new products that anticipate the functionality and integration needs of our customers’ next-generation products and applications;

•our ability to build strong and long-lasting relationships with our customers and other industry participants;
•our ability to capitalize on, and prevent losses due to, vertical integration by significant customers;
•our solutions’ performance and cost-effectiveness relative to those of competing products;
•our ability to achieve design wins;
•the effectiveness and success of our customers’ products utilizing our solutions within their competitive end markets;
•our research and development capabilities to provide innovative solutions and maintain our product roadmap;
•the strength of our sales and marketing efforts, including those of our distributors, and our brand awareness and reputation;
•our ability to secure capacity with our foundry and assembly partners to manufacture and assemble our products;
•our ability to deliver products in volume on a timely basis at competitive prices;
•our ability to withstand or respond to significant price competition;
•our ability to build and expand international operations in a cost-effective manner;
•our ability to obtain, maintain, protect, and enforce our intellectual property rights, including obtaining intellectual property rights from third-parties that may be necessary to meet the evolving demands of the market;
•our ability to defend potential patent infringement claims arising from third-parties;
•our ability to promote and support our customers’ incorporation of our solutions into their products; and
•our ability to retain high-level talent, including our management team and engineers.
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
We believe that our company culture, which promotes innovation, open communication, and teamwork, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•the potential failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;
•the increasing size and geographic diversity of our workforce;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly-evolving industry; and
•the increasing need to develop expertise in new areas of business that affect us.
If we are not able to maintain our culture, our business, financial condition, and results of operations could be adversely affected.
We may make acquisitions in the future that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, and harm our business.
In the future, we may acquire other businesses, products, or technologies. Our ability to make acquisitions and successfully integrate personnel, technologies, or operations of any acquired business is unproven. If we complete acquisitions, we may not achieve the combined revenue, cost synergies, or other benefits from the acquisition that we anticipate, strengthen our competitive position, or achieve our other strategic goals in a timely manner, or at all, and these acquisitions may be viewed negatively by our customers, financial markets, or investors. In addition, any acquisitions we make may create difficulties in integrating personnel, technologies, and operations from the acquired businesses and in retaining and motivating key personnel. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, cause us to forgo other potential transactions or internal projects, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, and results of operations. Acquisitions may also reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities, or the incurrence of debt, any of which could harm our business, financial condition, and results of operations. Further, acquisitions may result in charges such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill, as well as contingent liabilities, adverse tax consequences, additional share-based compensation expense, and other charges that could adversely affect our results of operations.
If we enter into an agreement for an acquisition, the transaction, or parts of the transaction, may fail to be completed due to factors such as: failure to obtain regulatory or other required approvals, disputes or litigation, or difficulties obtaining financing for the transaction. Even if we fail to complete an acquisition, we may have incurred significant expenses in connection with such transaction and the failure to complete a pending acquisition may result in negative publicity and a negative perception of us among the investment community.
For the foregoing reasons, pursuit of an acquisition of other businesses, products, or technologies could adversely impact our business, financial condition, and results of operations.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of September 30, 2023, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of September 30, 2023 and December 31, 2022, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of September 30, 2023, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley and U.S. Bancorp.
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
Our security systems are designed to protect our and our customers’, suppliers’, and employees’ confidential information, as well as maintain the physical security of our facilities. We continue to assess and improve the quality of our networks, endpoints, security systems, and policies and procedures related to cybersecurity risks and incidents. We are not aware of any past cybersecurity incidents that have materially impacted our business. We may not have current capability to detect new or unknown security vulnerabilities. Cybersecurity threats, which include cyber-attacks, nation state advance persistent threats, internal malfeasance, computer viruses, spyware, malware, ransomware, phishing or other forms of social engineering, attempts to access information, denial of service attacks, and other electronic security breaches, are persistent and evolve quickly. Such threats have recently increased in frequency, scope, magnitude, and cost due in part to increasing geopolitical tensions. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or facilities, or the existence of computer viruses in our data or software, could expose us to a risk of information loss, misappropriation of proprietary and confidential information, as well as work stoppages or disruptions.
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
Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information as well as work stoppages or disruptions.

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
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of September 30, 2023, we had 116 issued U.S. patents, expiring generally between 2026 and 2040 and 41 pending U.S. patent applications (including 14 provisional applications). We also had four foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
Intellectual property claims could also harm our relationships with our customers or distributors and might deter future customers from doing business with us. We do not know whether we will prevail in any such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any future proceedings result in an adverse outcome, we could be required to:
•cease the manufacture, use or sale of the applicable products, processes, or technology;
•pay substantial damages for infringement by us or our customers;
•expend significant resources to develop non-infringing products, processes, or technology, which may not be successful;
•license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor;
•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others; or
•pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.
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
MegaChips owns 4,700,000 shares of our common stock, representing approximately 20.9% of our outstanding common stock as of September 30, 2023. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, and to be influential in electing members of our board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.
For example, as long as MegaChips continues to hold a significant or the largest ownership position in our outstanding common stock, MegaChips may have the ability to affect the outcome of any stockholder vote during this period. As a result, MegaChips will have the ability to exert significant influence over many matters affecting us, either through its board representative or as a stockholder, including:
•determinations with respect to our business plans and policies, including the appointment and removal of our officers;
•any determinations with respect to mergers and other business combinations;
•our acquisition or disposition of assets;
•our financing activities;
•the allocation of business opportunities that may be suitable for us and MegaChips;
•the payment of dividends on our common stock; and
•the number of shares available for issuance under our stock plans.
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
Disputes may arise between MegaChips and us in a number of areas relating to our past and ongoing relationships, including:
•sales or distributions by MegaChips of all or any portion of its ownership interest in us; and
•business opportunities that may be attractive to both MegaChips and us.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only for cause;
•provide that vacancies on our board of directors may be filled by a majority of directors then in office, even if less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
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
The trading price and volume of our common stock is likely to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•macroeconomic conditions,
•actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, product life cycles, pricing, ordering patterns, and unforeseen operating costs;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•announcements with respect to developments, status, and impact on us, our competition, our constituents, and our suppliers of the COVID 19 global pandemic;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•announcements by our significant customers of changes to their product offerings, business plans, or strategies;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•changes in operating performance and stock market valuations of other technology companies generally, or those in the semiconductor industry;
•timing and seasonality of the end-market demand;
•cyclical fluctuations in the semiconductor market;
•price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•any major change in our management;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from war, incidents of terrorism, the COVID-19 pandemic, or responses to these events.
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
____________________________________
*Filed herewith.
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

SiTime Corporation

Date: November 2, 2023	By:	/s/ Arthur D. Chadwick
Arthur D. Chadwick Executive Vice President, Chief Financial Officer