Form 10-Q/A
period 2023-03-31
SITIME Corp
filed 2024-01-29
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 25, 2024, the registrant had 22,692,165 shares of common stock, $0.0001 par value per share, outstanding.

i

EXPLANATORY NOTE

SiTime Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2023 (this “ Amended Quarterly Report”) to amend and restate certain items noted below in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2023.

Background and Effect of Restatement

On January 25, 2024 the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2023, filed with the SEC on May 4, August 3, and November 2, 2023, respectively (the “Original Quarterly Reports”).

Subsequent to filing its Original Quarterly Reports, the Company identified a correction required to be made in its historical condensed consolidated statements of cash flows in each of the Original Quarterly Reports. The correction relates solely to the misclassification of “interest received upon maturity of held-to-maturity securities” as an investing activity instead of as an operating activity in the respective condensed consolidated statements of cash flows for periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (the “Misclassification”).

Therefore, on January 22, 2024, the Company’s management and the audit committee of the board of directors of the Company concluded that, as a result of the Misclassification, the consolidated statements of cash flows in the Original Quarterly Reports were materially misstated and that the Company’s previously issued unaudited financial statements included in the Original Quarterly Reports should be restated and should no longer be relied upon. As such, the Company’s unaudited financial statements for the period ended March 31, 2023 are being restated to correct this error in this Amended Quarterly Report.

The Company has determined that the Misclassification did not have an impact on the Company’s overall cash position, its condensed consolidated balance sheets, its condensed consolidated statements of operations and comprehensive income (loss), or its condensed consolidated statements of stockholders’ equity as previously reported in the Original Quarterly Reports.

After re-evaluation, in light of the Misclassification, the Company’s management identified a material weakness in the Company’s internal control over financial reporting related to the misclassification of cash flows from investments, and the Company’s management determined that the Company’s disclosure controls and procedures were not effective as of March 31, 2023. For a discussion of management's consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, "Controls and Procedures."

Items Amended in this Quarterly Report on Form 10-Q/A

The following items of the Original Quarterly Report on Form 10-Q for the period ended March 31, 2023, which was originally filed with the Securities and Exchange Commission on May 4, 2023, are amended and restated in this Amended Quarterly Report to reflect the restatement:

● Part I, Item 1. Financial Information

● Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

● Part I, Item 4. Controls and Procedures

The Company has also updated the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and its financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, this Amended Quarterly Report restates in its entirety, as amended, the Company’s Original Quarterly Report for the period ended March 31, 2023. Except for the amended items and exhibits, this Amended Quarterly Report is presented as of the date of the Original Quarterly Report for the period ended March 31, 2023, and has not been updated to reflect events occurring subsequent to the filing of the Original Quarterly Report for the period ended March 31, 2023. Among other things, forward-looking statements made in the Original Quarterly Report for the period ended March 31, 2023 have not been revised to reflect events, results
ii

or developments that occurred or facts that became known to us after the date of the Original Quarterly Report for the period ended March 31, 2023, other than the amended items and exhibits, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Quarterly Report for the period ended March 31, 2023.

iii

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
•Because we do not typically have long-term purchase commitments with our customers, and orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes us to inventory risk, and may cause our business and results of operations to suffer;
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
•The impact and uncertainty related to the ongoing COVID-19 pandemic could adversely impact our business, results of operations and financial condition, as well as the businesses of our suppliers and customers;
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

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$38,343	$70,253
Cost of revenue	15,302	25,020
Gross profit	23,041	45,233
Operating expenses:
Research and development	24,457	20,595
Selling, general and administrative	20,733	18,578
Total operating expenses	45,190	39,173
Income (loss) from operations	(22,149)	6,060
Interest income	5,629	—
Other income, net	100	148
Income (loss) before income taxes	(16,420)	6,208
Income tax expense	(70)	(68)
Net income (loss)	(16,490)	6,140
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$(16,490)	$6,140
Net income (loss) per share attributable to common stockholders, basic	$(0.76)	$0.29
Net income (loss) per share attributable to common stockholders, diluted	$(0.76)	$0.27
Weighted-average shares used to compute basic net income (loss) per share	21,794	20,921
Weighted-average shares used to compute diluted net income (loss) per share	21,794	22,703
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

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	As Restated
Cash flows from operating activities:
Net income (loss)	$(16,490)	$6,140
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	3,824	2,544
Stock-based compensation expense	18,536	14,280
Net change in unrealized interest on held to maturity securities	212	—
Changes in assets and liabilities:
Accounts receivable, net	19,765	7,725
Inventories	(2,361)	(7,123)
Prepaid expenses and other assets	(2,895)	(330)
Accounts payable	(6,430)	(1,515)
Accrued expenses and other liabilities	(2,212)	(1,693)
Net cash provided by operating activities	11,949	20,028
Cash flows from investing activities
Purchase of held to maturity securities	(379,543)	—
Proceeds from maturity of held to maturity securities	371,007	—
Purchase of property and equipment	(2,094)	(7,452)
Cash paid for intangibles	(191)	(583)
Net cash used in investing activities	(10,821)	(8,035)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(10,215)	—
Proceeds from public offering	13,119	—
Payments for offering costs	(370)	—
Net cash provided by financing activities	2,534	—
Net increase in cash and cash equivalents	3,662	11,993
Cash and cash equivalents
Beginning of period	34,603	559,461
End of period	$38,265	$571,454
Supplemental disclosure of cash flow information
Income taxes paid	104	14
Supplemental disclosure of noncash flow information
Unpaid property and equipment	486	2,356
Right-of-use assets acquired under operating leases	—	3,659
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
Restatement
The Company’s previously issued interim condensed consolidated financial statements as of and for the three months ended March 31, 2023 contained a misclassification of “interest received upon maturity of held-to-maturity securities” as an investing activity instead of as an operating activity within the statement of cash flows for the three months ended March 31, 2023.
A summary of the impact on the condensed consolidated statements of cash flows for the three months ended March 31, 2023 is as follows:

	Three Months Ended March 31, 2023
	As Reported	Adjustment	As Restated
	(in thousands)
Cash flows from operating activities:
Net change in unrealized interest on held to maturity securities	$(4,235)	$4,447	$212
Net cash provided by operating activities	$7,502	$4,447	$11,949
Cash flows from investing activities:
Proceeds from maturity of held to maturity securities	$375,454	$(4,447)	$371,007
Net cash used in investing activities	$(6,374)	$(4,447)	$(10,821)
Note 2. Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net income per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2023	2022

	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$(16,490)	$6,140
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	21,794	20,921
Dilutive effect of employee equity incentive plans	—	1,782
Weighted average shares used to compute diluted net income (loss) per share	21,794	22,703
Net income (loss) attributable to common stockholders per share, basic	$(0.76)	$0.29
Net income (loss) attributable to common stockholders per share, diluted	$(0.76)	$0.27
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
In February 2023 and March 2023, the Compensation Committee of the Company approved PRSUs for the year 2023 with performance goals based on the achievement of revenue over a one year performance period (the “PRSU 2023 Goals”) and achievement of relative total stockholder return with a two years performance period (the "2023 TSR PRSU Goals"). The grant-date fair value of each 2023 TSR PRSU Goals was determined using Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation included expected volatility of 84.0% and 83.8%, risk free rate of 4.67% and 4.05%, no expected dividend yield and expected term of 1.9 years and 1.8 years for the awards issued in February 2023 and March 2023 respectively. The Company recognizes the expense related to the PRSU 2023 Goals and 2023 TSR PRSU Goals on a graded-vesting method over the requisite performance period. These grants are included in the PRSU awards granted in the table above.
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
Revenue from sales to the Company's historically largest end customer through multiple distributors accounted for 3% and 18% for the three months ended March 31, 2023 and March 31, 2022, respectively. The Company's end customers predominantly purchase the Company's products from distributors. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended March 31, 2023 and 2022, respectively.
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
In May 2021, the Company signed a consulting agreement with Akira Takata, a member of the Board of Directors of the Company, to provide sales consulting services through December 31, 2021, for which he received monthly cash fees of $5,000, reimbursement of expenses, and an equity award of 500 RSUs that fully vested on November 20, 2021. In December 31, the Company signed an amendment to extend the consulting agreement with Mr. Takata through December 31, 2022, for which he continued to receive the monthly cash fees and reimbursement of expenses, and an equity award of 300 RSUs that fully vested on November 20, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
The following information has been updated as a result of the amendment and restatement of this Quarterly Report on Form 10-Q/A as described in the “Explanatory Note” at the beginning of this Form 10-Q/A. For further detail regarding the restatement, also see Note 1 “The Company and Basis of Presentation,” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q/A and Part I, Item 4 “Controls and Procedures.”
The information in this Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding:
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
The table below summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	As Restated
	(in thousands)
Net cash provided by operating activities	$11,949	$20,028
Net cash used in investing activities	(10,821)	(8,035)
Net cash provided by financing activities	2,534	—
Net increase in cash and cash equivalents	$3,662	$11,993
Operating Activities
In the three months ended March 31, 2023, net cash provided by operating activities of $11.9 million was primarily due to a net loss of $16.5 million offset by depreciation and amortization, stock-based compensation expense and net change in unrealized interest on held to maturity securities for a total of $22.6 million and a change in operating assets and liabilities of $5.9 million. The changes in operating assets and liabilities resulted in cash provided primarily due to lower accounts receivable due to timing of payments and lower revenue partially offset by an increase in inventories as we built our wafer inventory levels, an increase in prepaid expenses and other assets due to timing of payments, and lower accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments.
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
In the three months ended March 31, 2023, net cash used in investing activities was $10.8 million. We paid $379.5 million to purchase short-term investments in held-to-maturity securities. We paid $2.3 million largely to purchase test and other manufacturing equipment and intangibles to support the general business operations. All such payments were offset by $371.0 million proceeds from the maturity of held to maturity investments.
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
As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, at the time the Original Quarterly Report for the period ended March 31, 2023 was filed, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, and concluded that the procedures were effective. After filing the Original Quarterly Report for the period ended March 31, 2023, the Company identified a material weakness in internal control over financial reporting as described below. As a result, our Chief Executive Officer and Chief Financial Officer have re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weakness in internal control over financial reporting as described below.
Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting due to a deficiency in our review control over the classification of cash flows from investments within the statements of cash flows in accordance with applicable accounting guidance at each reporting period.

Remediation Plan

The Company's management, under the oversight from the Audit Committee, is implementing additional review procedures to enhance our internal control over financial reporting with respect to the statement of cash flows. These review procedures include the development of a review checklist to ensure that we will apply the applicable accounting guidance under ASC 230, Statement of Cash Flows.
Changes in Internal Control Over Financial Reporting
Other than described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this item is included in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q/A and is incorporated herein by reference.
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
Disputes may arise between MegaChips and us in a number of areas relating to our past and ongoing relationships, including:
•sales or distributions by MegaChips of all or any portion of its ownership interest in us; and
•business opportunities that may be attractive to both MegaChips and us
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
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

10.2	SiTime Corporation Independent Director Compensation Policy (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 4, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SiTime Corporation

Date: January 29, 2024	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe
Executive Vice President, Chief Financial Officer