Form 10-Q/A
period 2023-06-30
SITIME Corp
filed 2024-01-29
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

i

EXPLANATORY NOTE

SiTime Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2023 (this “ Amended Quarterly Report”) to amend and restate certain items noted below in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on August 3, 2023.

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

Therefore, on January 22, 2024, the Company’s management and the audit committee of the board of directors of the Company concluded that, as a result of the Misclassification, the consolidated statements of cash flows in the Original Quarterly Reports were materially misstated and that the Company’s previously issued unaudited financial statements included in the Original Quarterly Reports should be restated and should no longer be relied upon. As such, the Company’s unaudited financial statements for the period ended June 30, 2023 are being restated to correct this error in this Amended Quarterly Report.

The Company has determined that the Misclassification did not have an impact on the Company’s overall cash position, its condensed consolidated balance sheets, its condensed consolidated statements of operations and comprehensive income (loss), or its condensed consolidated statements of stockholders’ equity as previously reported in the Original Quarterly Reports.

After re-evaluation, in light of the Misclassification, the Company’s management identified a material weakness in the Company’s internal control over financial reporting related to the misclassification of cash flows from investments, and the Company’s management determined that the Company’s disclosure controls and procedures were not effective as of June 30, 2023. For a discussion of management's consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, "Controls and Procedures."

Items Amended in this Quarterly Report on Form 10-Q/A

The following items of the Original Quarterly Report on Form 10-Q for the period ended June 30, 2023, which was originally filed with the Securities and Exchange Commission on August 3, 2023, are amended and restated in this Amended Quarterly Report to reflect the restatement:

● Part I, Item 1. Financial Information

● Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

● Part I, Item 4. Controls and Procedures

The Company has also updated the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and its financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, this Amended Quarterly Report restates in its entirety, as amended, the Company’s Original Quarterly Report for the period ended June 30, 2023. Except for the amended items and exhibits, this Amended Quarterly Report is presented as of the date of the Original Quarterly Report for the period ended June 30, 2023, and has not been updated to reflect events occurring subsequent to the filing of the Original Quarterly Report for the period ended June 30, 2023. Among other things, forward-looking statements made in the Original Quarterly Report for the period ended June 30, 2023 have not been revised to reflect events, results or
ii

developments that occurred or facts that became known to us after the date of the Original Quarterly Report for the period ended June 30, 2023, other than the amended items and exhibits, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Quarterly Report for the period ended June 30, 2023.

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

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	As Restated
Cash flows from operating activities:
Net income (loss)	$(42,412)	$18,999
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	7,747	5,269
Stock-based compensation expense	39,696	26,092
Net change in unrealized interest on held to maturity securities	(2,686)	—
Changes in assets and liabilities:
Accounts receivable, net	25,460	(348)
Inventories	(6,602)	(10,753)
Prepaid expenses and other assets	(2,976)	(1,702)
Accounts payable	(5,210)	1,266
Accrued expenses and other liabilities	(1,000)	(3,486)
Net cash provided by operating activities	12,017	35,337
Cash flows from investing activities
Purchase of held to maturity securities	(536,558)	—
Proceeds from maturity of held to maturity securities	524,439	—
Purchase of property and equipment	(3,676)	(17,241)
Cash paid for intangibles	(2,471)	(404)
Net cash used in investing activities	(18,266)	(17,645)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(19,342)	(16,942)
Proceeds from public offering	21,976	20,592
Payments for offering costs	(613)	(512)
Net cash provided by financing activities	2,021	3,138
Net increase (decrease) in cash and cash equivalents	(4,228)	20,830
Cash and cash equivalents
Beginning of period	34,603	559,461
End of period	$30,375	$580,291
Supplemental disclosure of cash flow information
Income taxes paid	137	37
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	1,043	2,687
Right-of-use assets acquired under operating leases	—	4,356
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
Restatement
The Company’s previously issued interim condensed consolidated financial statements as of and for the six months ended June 30, 2023 contained a misclassification of “interest received upon maturity of held-to-maturity securities” as an investing activity instead of as an operating activity within the statement of cash flows for the three and six months ended June 30, 2023.

A summary of the impact on the condensed consolidated statements of cash flows for the six months ended June 30, 2023, is as follows:

	Six Months Ended June 30, 2023
	As Reported	Adjustment	As Restated
	(in thousands)
Cash flows from operating activities:
Net change in unrealized interest on held to maturity securities	$(12,027)	$9,341	$(2,686)
Net cash provided by operating activities	$2,676	$9,341	$12,017
Cash flows from investing activities:
Proceeds from maturity of held to maturity securities	$533,780	$(9,341)	$524,439
Net cash used in investing activities	$(8,925)	$(9,341)	$(18,266)

Note 2. Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$(25,922)	$12,859	$(42,412)	$18,999
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	22,074	21,148	21,934	21,035
Dilutive effect of employee equity incentive plans	—	1,573	—	1,701
Weighted average shares used to compute diluted net income (loss) per share	22,074	22,721	21,934	22,736
Net income (loss) attributable to common stockholders per share, basic	$(1.17)	$0.61	$(1.93)	$0.90
Net income (loss) attributable to common stockholders per share, diluted	$(1.17)	$0.57	$(1.93)	$0.84
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
The table below summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	As Restated
	(in thousands)
Net cash provided by operating activities	$12,017	$35,337
Net cash used in investing activities	(18,266)	(17,645)
Net cash provided by financing activities	2,021	3,138
Net increase (decrease) in cash and cash equivalents	$(4,228)	$20,830
Operating Activities
In the six months ended June 30, 2023, net cash provided by operating activities of $12.0 million was primarily due to a net loss of $42.4 million offset by depreciation and amortization, stock-based compensation expense and net change in unrealized interest on held to maturity securities for a total of $44.8 million and a change in operating assets and liabilities of $9.7 million. The changes in operating assets and liabilities resulted in cash provided primarily due to lower accounts receivable due to timing of payments and lower revenue partially offset by an increase in inventories as we built our wafer inventory levels, an increase in prepaid expenses and other assets due to timing of payments, and lower accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments.
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
In the six months ended June 30, 2023, net cash used in investing activities was $18.3 million. We paid $536.6 million to purchase short-term investments in held-to-maturity securities. We paid $6.1 million largely to purchase test and other manufacturing equipment and intangibles to support the general business operations. All such payments were offset by $524.4 million proceeds from the maturity of held to maturity investments.

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
As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, at the time the Original Quarterly Report for the period ended June 30, 2023 was filed, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, and concluded that the procedures were effective. After filing the Original Quarterly Report for the period ended June 30, 2023, the Company identified a material weakness in internal control over financial reporting as described below. As a result, our Chief Executive Officer and Chief Financial Officer have re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness in internal control over financial reporting as described below.
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

Item 6. Exhibits.
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 29, 2021).

4.1	Form of Common Stock Certificate of the Company ((incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305) (the “S-1”)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

10.2	SiTime Corporation Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 4, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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