Form 10-Q/A
period 2023-09-30
SITIME Corp
filed 2024-01-29
CIK 1451809

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

i

EXPLANATORY NOTE

SiTime Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2023 (this “ Amended Quarterly Report”) to amend and restate certain items noted below in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on November 2, 2023.

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

Therefore, on January 22, 2024, the Company’s management and the audit committee of the board of directors of the Company concluded that, as a result of the Misclassification, the consolidated statements of cash flows in the Original Quarterly Reports were materially misstated and that the Company’s previously issued unaudited financial statements included in the Original Quarterly Reports should be restated and should no longer be relied upon. As such, the Company’s unaudited financial statements for the period ended September 30, 2023 are being restated to correct this error in this Amended Quarterly Report.

The Company has determined that the Misclassification did not have an impact on the Company’s overall cash position, its condensed consolidated balance sheets, its condensed consolidated statements of operations and comprehensive income (loss), or its condensed consolidated statements of stockholders’ equity as previously reported in the Original Quarterly Reports.

After re-evaluation, in light of the Misclassification, the Company’s management identified a material weakness in the Company’s internal control over financial reporting related to the misclassification of cash flows from investments, and the Company’s management determined that the Company’s disclosure controls and procedures were not effective as of September 30, 2023. For a discussion of management's consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, "Controls and Procedures."

Items Amended in this Quarterly Report on Form 10-Q/A

The following items of the Original Quarterly Report on Form 10-Q for the period ended September 30, 2023, which was originally filed with the Securities and Exchange Commission on November 2, 2023, are amended and restated in this Amended Quarterly Report to reflect the restatement:

● Part I, Item 1. Financial Information

● Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

● Part I, Item 4. Controls and Procedures

The Company has also updated the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and its financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, this Amended Quarterly Report restates in its entirety, as amended, the Company’s Original Quarterly Report for the period ended September 30, 2023. Except for the amended items and exhibits, this Amended Quarterly Report is presented as of the date of the Original Quarterly Report for the period ended September 30, 2023, and has not been updated to reflect events occurring subsequent to the filing of the Original Quarterly Report for the period ended September 30, 2023. Among other things, forward-looking statements made in the Original Quarterly Report for the period ended September 30, 2023 have not been revised
ii

to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Quarterly Report for the period ended September 30, 2023, other than the amended items and exhibits, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Quarterly Report for the period ended September 30, 2023.

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

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	As Restated
Cash flows from operating activities:
Net income (loss)	$(60,537)	$24,782
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	11,736	8,497
Stock-based compensation expense	59,225	41,795
Net change in unrealized interest on held to maturity securities	(797)	(2,241)
Changes in assets and liabilities:
Accounts receivable, net	16,047	(6,520)
Inventories	(6,889)	(21,755)
Prepaid expenses and other assets	(6,608)	(949)
Accounts payable	(2,850)	(2,729)
Accrued expenses and other liabilities	135	(5,935)
Net cash provided by operating activities	9,462	34,945
Cash flows from investing activities
Purchase of held to maturity securities	(925,089)	(519,937)
Proceeds from maturity of held to maturity securities	903,981	—
Purchase of property and equipment	(6,106)	(25,004)
Cash paid for intangibles	(3,046)	(2,969)
Net cash used in investing activities	(30,260)	(547,910)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(30,992)	(27,886)
Proceeds from public offering	34,818	23,685
Payments for offering costs	(920)	(687)
Net cash provided by (used in) financing activities	2,906	(4,888)
Net decrease in cash and cash equivalents	(17,892)	(517,853)
Cash and cash equivalents
Beginning of period	34,603	559,461
End of period	$16,711	$41,608
Supplemental disclosure of cash flow information
Income taxes paid	159	40
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	1,641	1,830
Right-of-use assets acquired under operating leases	—	4,599
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
Restatement
The Company’s previously issued interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 contained a misclassification of “interest received upon maturity of held-to-maturity securities” as an investing activity instead of as an operating activity within the statement of cash flows for the nine months ended September 30, 2023.

A summary of the impact on condensed consolidated statements of cash flows for the nine months ended September 30, 2023 is as follows:

	Nine Months Ended September 30, 2023
	As Reported	Adjustment	As Restated
	(in thousands)
Cash flows from operating activities:
Net change in unrealized interest on held to maturity securities	$(19,181)	$18,384	$(797)
Net cash provided by (used in) operating activities	$(8,922)	$18,384	$9,462
Cash flows from investing activities:
Proceeds from maturity of held to maturity securities	$922,365	$(18,384)	$903,981
Net cash used in investing activities	$(11,876)	$(18,384)	$(30,260)
Note 2. Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$(18,125)	$5,783	$(60,537)	$24,782
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	22,326	21,353	22,065	21,143
Dilutive effect of employee equity incentive plans	—	1,261	—	1,545
Weighted average shares used to compute diluted net income (loss) per share	22,326	22,614	22,065	22,688
Net income (loss) attributable to common stockholders per share, basic	$(0.81)	$0.27	$(2.74)	$1.17
Net income (loss) attributable to common stockholders per share, diluted	$(0.81)	$0.26	$(2.74)	$1.09
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
The table below summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	As Restated
	(in thousands)
Net cash provided by operating activities	$9,462	$34,945
Net cash used in investing activities	(30,260)	(547,910)
Net cash provided by (used in) financing activities	2,906	(4,888)
Net decrease in cash and cash equivalents	$(17,892)	$(517,853)
Operating Activities
In the nine months ended September 30, 2023, net cash provided by operating activities of $9.5 million was primarily due to a net loss of $60.5 million offset by depreciation and amortization, stock-based compensation expense and net change in unrealized interest on held to maturity securities for a total of $70.2 million, and a change in operating assets and liabilities of $0.2 million. The changes in operating assets and liabilities resulted in cash provided primarily due to lower accounts receivable due to timing of payments and lower revenue partially offset by an increase in inventories as we built our wafer inventory levels, an increase in prepaid expenses and other assets due to timing of payments, and lower accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments.
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
In the nine months ended September 30, 2023, net cash used in investing activities was $30.3 million. We paid $925.1 million to purchase short-term investments in held-to-maturity securities. We paid $9.2 million largely to purchase test and other manufacturing equipment and intangibles to support the general business operations. All such payments were offset by $904.0 million proceeds from the maturity of held to maturity investments.

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
As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, at the time the Original Quarterly Report for the period ended September 30, 2023 was filed, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, and concluded that the procedures were effective. After filing the Original Quarterly Report for the period ended September 30, 2023, the Company identified a material weakness in internal control over financial reporting as described below. As a result, our Chief Executive Officer and Chief Financial Officer have re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness in internal control over financial reporting as described below.
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