Form 10-K
period 2023-12-31
SITIME Corp
filed 2024-02-26
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-39135
_______________________________________________________
SiTime Corporation
(Exact name of Registrant as specified in its Charter)
_______________________________________________________

Delaware	02-0713868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5451 Patrick Henry Drive Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 328-4400
_______________________________________________________
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
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale of the common stock on June 30, 2023, on the Nasdaq Global Market, was $2,031,068,019 based on the closing price of the registrant’s common stock on such date of $117.97 per share.
The number of shares of Registrant’s Common Stock outstanding as of February 15, 2024 was 22,692,165.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

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
•our expectations regarding the effects of macroeconomic events in 2024;
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
•our goal to become the leading provider of Precision Timing solutions for advanced and challenging applications;
•our positioning of being designed into current systems as well as future products;
•our belief that our advanced packaging designs can enable the smallest footprints in the industry;
•our expectations regarding competition in our existing and future markets;
•the impact a pandemic, epidemic, or other outbreak of disease may in the future have on our business, results of operations and financial condition, as well as the businesses of our suppliers and customers;
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
•our belief as to the sufficiency of our existing cash and cash equivalents and short-term investments funds to meet our cash needs for at least the next 12 months and our future capital requirements over the longer term;
•the adequacy and availability of our leased facilities;
•the accuracy of our estimates regarding capital requirements and needs for additional financing.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the “Risk Factor Summary” below and under Part I, Item 1A “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.
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
Risk Factors Summary
Our business is subject to numerous risks, as more fully described in Part I, Item 1A "Risk Factors” below. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement or execute our business strategy. In particular, risks associated with our business include, among others:
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
•Our revenue and operating results may fluctuate from period to period due to, among other factors, macroeconomic conditions, cyclical fluctuations in the semiconductor market, customer demand, product life cycles, fluctuations in inventories held by our distributors or end customers, the gain or loss of significant customers, the availability of capacity in our supply chain, research and development costs, the impact of any pandemic, epidemic, or outbreak of disease, including the emergence of new variants of COVID-19, on our business as well as our suppliers and customers, and product warranty claims. This in turn could cause our stock price to decline;
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
•Pandemics, epidemics, or other outbreaks of disease have had and may in the future have an adverse impact upon our business, results of operations, and financial condition, as well as the businesses of our suppliers and customers;
•Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition;
•Our revenue in previous periods may not be indicative of future performance and our revenue may fluctuate over time;
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
•We may seek, or be required to seek debt financing;
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
•Breaches, cyberattacks, or other disruptions to our information technology systems owned or maintained by us or third parties could disrupt our operations, compromise confidentiality of private customer data or our intellectual property, and adversely affect our business, reputation, operations, and financial results;
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

PART I
Item 1. Business
Overview
The ability to accurately measure and reference time has been essential to humankind’s greatest inventions and technological advances. Timing technology has continued to evolve over centuries, forming a critical aspect of broader technological evolution. Timing is the heartbeat of digital electronic systems, ensuring that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as central processing units, communication and interface ICs, and radio frequency components. As electronics evolve to deliver higher performance levels, even in increasingly challenging environments, while also being more complex and size-constrained, we believe they will require more sophisticated semiconductor-based timing solutions that cannot be developed in legacy quartz crystal-based technologies. Precision timing, a category that SiTime created ("Precision Timing"), fills this need with the performance, power, size, and cost that is required by these new applications.
We are a leading provider of Precision Timing solutions to the global electronics industry. Our Precision Timing solutions are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and correctly. We provide Precision Timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 300 applications across our target markets, including communications, datacenter and enterprise, automotive, industrial, aerospace, mobile, Internet of Things (“IoT”), and consumer. Our current solutions include various types of oscillators, as well as clock integrated circuits (“ICs”) and resonators.
Our all-silicon solutions are based on three fundamental areas of expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal design capabilities, and advanced system-level integration expertise. These areas of expertise enable us to design silicon MEMS resonators, analog circuits, as well as systems and packaging, and put these all together to deliver a system-level solution that solves customers’ complex timing problems. In this aspect, we are different than quartz-based providers, who typically have expertise in designing and manufacturing resonator components, but usually outsource the analog and packaging. We also have a deep understanding of mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize MEMS first-silicon success, we have also developed our own MEMS simulation tools. We are also different in that our MEMS resonators are made using semiconductor technology which has significant benefits in features, performance, manufacturing, and cost, while the quartz suppliers use quartz crystal material. Compared to traditional clock IC suppliers, we are different in that we design the resonator in-house and can integrate it into the clock IC package. Our analog/mixed-signal die are developed using industry-standard processes and deliver high levels of performance using programmable phase-locked loops ("PLLs"), temperature sensors, regulators, data converters, drivers and other building blocks. Unlike most clock IC vendors, we do not rely on quartz vendors to provide the quartz resonator clock reference that is required for their clock ICs to function. Our expertise creates supply chain advantages for us and most importantly, enables us to design and build complete timing systems that result in performance advantages, providing a complete solution to the customer.
Our Precision Timing solutions are designed to be resilient to harsh environmental stressors. For the communications, datacenter and enterprise market, our products provide high performance and resilience in dense, less-controlled environments that experience extreme conditions. The resilience of our products becomes an increasing advantage as equipment is placed in dense, harsh environments and moves closer to the customer with the rollout of 5G, the rapid expansion in cloudification, and deployment of hyperscale datacenters. For the automotive market, our solutions can be utilized in automotive electronics, including advanced driver assistance systems (“ADAS”) for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock, and vibration. For the aerospace market, our solutions provide lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions have the advantage of offering high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.
We believe that the total timing market is approximately $10 billion in size. Since our founding, we have focused on transforming this market with compelling solutions that solve difficult timing problems. Historically, our revenue has been substantially delivered from sales of oscillator systems across our target end markets. Since our IPO in 2019, we’ve grown from 60 to 150 unique products and the price of our highest-value oscillator has grown manyfold. In addition to oscillators, we have expanded our product portfolio to include clock IC and timing synchronization solutions.
In December 2023, we closed the acquisition of certain assets and the exclusive license to certain intellectual property from Aura Semiconductor Pvt. Ltd. and certain of its affiliated entities (together, "Aura") relating to Aura's timing business and clock products. With this acquisition, we bring our expertise to the category of clocks, adding 20 best-in-class clocks at the close of the acquisition, and approximately an additional 20 products, starting at the second half of 2024 and through 2025. With the addition of all four categories of clock products including network synchronizers, jitter cleaners, clock generators, and buffers, we now offer a comprehensive portfolio of timing solutions. By pairing the new SiTime clocking products with our MEMS oscillators and/or our resonators, we expect to be able to offer a more complete clock tree that is simpler to design with higher performance, and more resilient to environmental stressors with better reliability. SiTime is now a key provider of all differentiated products in timing – oscillators, clocks, and resonators combined with depth in engineering expertise in Precision Timing solutions.
We sell our products through distributors, who in turn sell to our end customers. We also sell products directly to some of our end customers. We leverage our global network of distributors to address the broad set of end markets we serve. For our largest accounts, dedicated sales personnel work with the end customer to ensure that our solutions fully address the end customer’s timing needs. Our smaller customers can select the optimum timing solution for their needs by working directly with our distributors or by shopping on our online store, SiTimeDirect™.
We operate a fabless business model, where we outsource manufacturing to semiconductor industry suppliers, which allows us to focus on, and excel in, the design, marketing, and sales of our products. This model also allows us to operate with lower capital expenditure investment than other semiconductor companies that own fabs. A fabless infrastructure gives us production flexibility and the ability to scale capacity up and down quickly to meet demand. Our programmable architecture also plays a key role in ensuring optimal production flexibility, as it allows us to offer shorter lead times and the ability to meet custom requirements more easily.
Industry Background
Key Building Blocks of Timing Solutions
Timing solutions are comprised of three key product types: resonators, oscillators, and clock ICs.
•Resonators are mechanical structures that vibrate at a precise frequency and provide the core accuracy and stability in oscillator systems. We create resonators in silicon using MEMS semiconductor technology, which is different than the quartz industry where the resonators are made from quartz crystals and are generally manufactured in non-semiconductor technologies.
•Oscillators are active systems that combine resonators with analog mixed-signal ICs that cause the resonators to vibrate, generating accurate and stable clock signals. Each oscillator generally delivers a single clock signal.
•Clock ICs are integrated analog mixed-signal circuits that deliver multiple clock signals by using building blocks such as PLLs, clock dividers, and drivers. Clock ICs require resonators and oscillators for timing references and usually integrate these blocks into complex systems.
In an electronic system, these three product types may be used individually or in combination, depending on the end product’s performance, price, and size requirements. Simpler electronic systems generally require a standalone resonator coupled with a basic oscillator circuit that is embedded in a semiconductor device such as a microprocessor, system on a chip ("SoC"), or application specific integrated circuit ("ASIC"). In this type of system, multiple resonators may be used for different functionality. More complex electronic systems require advanced timing solutions that may integrate a variety of oscillators, clock ICs, and resonators. The complexity of these timing solutions increases significantly when the performance requirements of the systems that use them increase, such as electronic systems required to support the 5G communication network infrastructure.
Limitations of Legacy Quartz-based Solutions
Quartz crystal has been the predominant technology of choice for resonators for over half a century and will continue to play a role in the timing market. In a quartz oscillator, a quartz crystal resonator is paired with a silicon-based clock IC in a ceramic package. However, quartz timing devices, largely unchanged in decades, have many inherent limitations, including limited frequency ranges, sensitivity to rapid temperature changes, vulnerability to vibration and mechanical shock, susceptibility to frequency jumps at specific temperatures, and limited programmability. Quartz devices must be housed in ceramic packaging, and thus are difficult to integrate into standard semiconductor packages. Quartz products require dedicated manufacturing facilities and have relatively long lead times due to the need to specify various characteristics well in advance of production, without the ability to reconfigure them during the design cycle. In addition, as electronic systems become more complex, feature-rich, and robust, they require more sophisticated timing systems that can seamlessly integrate a variety of oscillators, clock ICs, and resonators in various system-level combinations. This seamless integration is more difficult with legacy quartz systems. These limitations impact the precision and quality of the timing signal in harsh conditions.
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
Communications, Datacenter, and Enterprise
Communications infrastructure equipment used in wireless base stations, wired infrastructure equipment, enterprise networks, cloud data centers, and artificial intelligence infrastructure must provide high performance and stability in demanding environments, which may include temperature fluctuations, mechanical shocks, and vibration. If the timing solution within the equipment fails, networks can shut down, leading to service disruptions and higher operating costs.
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
Our Solutions and Technology
Our Precision Timing solutions comprise of:
•Oscillators and Clock ICs: We have a dedicated analog and mixed-signal engineering team focused on the most complex challenges related to oscillators, such as OCXOs, XOs, VCXOs, TCXOs, and DCXOs, and clock ICs, such as network synchronizers, jitter cleaners, clock generators, and buffers. Our analog mixed-signal technologies include several innovative low-noise circuit-based oscillators, high-performance PLLs, low-noise data converters, and precision low-aging reference circuits. Many of our oscillators use temperature sensing to maximize frequency stability. Our low-power nano-ampere and high-resolution DualMEMS® microkelvin-resolution sensing technologies stabilize our Precision Timing solutions despite rapid temperature changes. We also offer what we consider to be leading solutions across a range of attributes, including Allan deviation, power supply noise rejection, temperature-sensing resolution, and integrated phase jitter.
•MEMS resonators: We pioneered the silicon MEMS timing industry with the MEMS First®, EpiSeal®, and TempFlat® processes and technologies. These manufacturing processes have allowed the hermetically-sealed resonator die to be housed in industry-standard, low-cost plastic packages. These processes and technologies improve resonator stability, increase quality and reliability, and decrease aging effects. We believe our MEMS resonators are easy to integrate into silicon-based oscillators and clock ICs, and allow us to develop tightly-integrated Precision Timing solutions.
•Advanced system-level integration: We have extensive know-how in integrating various timing components into elegant system-level solutions. Our ability to integrate MEMS-based resonators with analog mixed-signal products allows us to develop oscillators and clock ICs in diverse permutations, which helps us solve difficult timing challenges. Using advanced packaging designs, we believe we can design our products to fit in the smallest footprints in the industry.
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
Our flexible and programmable Precision Timing solutions offer the following benefits:
•High performance: Our portfolio of MEMS-based Precision Timing products allows us to provide our customers with high performance solutions across a wide range of attributes including stability over temperature, vibration, phase jitter, and other metrics.
•Small size: Our solutions have a small footprint and package size, optimizing the end customer’s board area. Additionally, many of our products have added integrated functions such as on-chip regulators and load capacitors which reduce the need for external components and decrease the overall system size.
•Low power: Our solutions operate at low power levels and have differentiated power-saving features such as NanoDrive™ and FlexSwing™, making them well-suited for mobile, IoT and other power-sensitive applications.
•Programmability: Our devices are configurable across a wide range of parameters, including frequency, stability metrics, voltage parameters, and temperature ranges, among others. This provides design flexibility for the customer, and enabling us to produce a vast number of custom timing products on demand with short lead times.

•High quality and reliability: The combination of our materials, design, and manufacturing processes enables us to produce high quality products with long-term reliability. Our solutions offer low sensitivity to electromagnetic energy, mechanical shock, vibration, airflow, temperature gradients and power supply noise.
•Flexible integration: Our MEMS resonators and clock ICs allow a wide range of packaging and integration methodologies to support various levels of size, cost, and electrical, thermal, and mechanical performance. We are one of the first companies to introduce a clock system-on-a-chip with an embedded MEMS resonator, which solves significant board and system level problems. We believe that we have an advantage in delivering such integrated clocking solutions because the expertise related to these high-performance technologies resides in house.
•Leveraged product development: Our solutions employ different combinations of MEMS and circuit components, enabling us to generate a vast number of custom part numbers, including over 40,000 unique part numbers shipped as of December 31, 2023.
•Rapid time to market: Our solutions can typically be delivered within weeks of initial customer order and configuration, enabling us to reduce our end customers’ time to market.
Our Strategy
Our objective is to be the leading provider of Precision Timing solutions for advanced and complex electronics applications. Our solutions not only displace existing products by providing improved performance across a range of operational attributes, but also enable next-generation electronic applications by providing high performance at affordable price points. Key elements of our strategy include:
•Extend our leadership in Precision Timing. SiTime pioneered the Precision Timing category, and we intend to continue driving innovation in the timing market and working with our ecosystem partners to help set the timing standards of the future. Through this and other efforts, we expect to enable customers to create reference architectures and purchase complete solutions. Our knowledge of the end systems architecture, its future trajectory, and the clock tree are important for developing better Precision Timing products, as well as helping customers get the best system performance and reliability. We plan to improve the performance of our current solution suite across a variety of key metrics, including size, power, frequency stability, phase noise, and signal quality, while adding new functionality.
•Educate and promote the benefits of silicon technology. We intend to continue to educate current and prospective customers about the benefits of our Precision Timing solutions relative to their existing and future products. Our Timing Essentials Learning Hub is an online educational platform established to share our knowledge, though-leadership, and technology leadership.
•Identify and promote new and emerging applications for our technologies. We intend to continue to collaborate with our end customers to identify timing challenges related to their product roadmaps and to support new applications that would not be possible without SiTime's unique timing technology.
•Enable future technology innovation. We plan to continue to apply our MEMS, analog and mixed-signal, and systems expertise, as well as partner with leading technology companies to develop innovative products.
•Broaden our product portfolio. We intend to continue to broaden our product portfolio by offering additional varieties of oscillators, expanding into the clock IC market and expanding our business in standalone resonators.
•Continue to attract and acquire new customers. We intend to continue expanding our end customer base through direct dialogue with large strategic accounts, partnerships with large distributors, as well as grow direct online sales with the SiTimeDirect store. With continued investment in our digital marketing strategies that advance the SiTime customer experience, along with sophisticated market segmentation efforts, we expect to identify new customers, and deliver differentiated Precision Timing solutions to them.
•Drive margin expansion of our products. We intend to use our technological expertise to deliver higher value and higher margin products through traditional and new innovative channels. In addition, we intend to continue to reduce our costs through operational improvements and supply-chain management initiatives.
•Deliver lower cost of ownership. In addition to differentiating our solutions based on technical features and value, we also intend to provide value to our customers on business metrics by leveraging our fabless semiconductor infrastructure. These benefits may include shorter lead times, higher quality and reliability, and therefore lower cost of ownership for the end customer.

Our Products
Our Precision Timing products are designed to address a wide range of applications across a broad array of end markets. Our product portfolio encompasses oscillators, clock ICs, and resonators. The programmability of our product platforms enables us to generate solutions quickly to customer specifications.

We are well established with our core offering of oscillator products that comprise a MEMS resonator and an analog mixed-signal IC that are integrated into a package. The following table illustrates our current portfolio of products by target end market:

Communications, Datacenter, & Enterprise	Automotive, Aerospace & Defense, Industrial, Medical		Mobile, IoT & Consumer

Low Jitter Oscillators	High Temp Oscillators	Clock Generators	Low Power Oscillators

DCXO In-System Programmable	Low Jitter Oscillators	Clock Buffers	μPower 32 kHz Oscillators

VCXO	DCXO In-System Programmable	Network Synchronizers/ Jitter Cleaners	μPower 32 kHz TCXO

TCXO/VCTCXO/ DCTCXO	VCXO	Active Resonators	Low Power TCXO

OCXO/DCOCXO	Low Power Oscillators		Low Power DCXO

Network Synchronizers/ Jitter Cleaners	Spread Spectrum Oscillators		Active Resonators

Clock Generators	TCXO/VCTCXO/ DCTCXO		TCXO/VCTCXO/ DCTCXO

Clock Buffers	μPower 32 kHz Oscillators		Active Resonators

Our Customers
We sell our Precision Timing products to distributors, who in turn sell our products to our end customers. We also sell products directly to some of our end customers. We work closely with our end customers throughout their design cycles and are able to develop long-term relationships as our technology becomes embedded in their products. As a result, we believe our products are well-positioned to be designed into their current systems and we are well-positioned to develop next generation solutions for their future products.
Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), three of our distributor customers, each directly accounted for more than 10% of our revenue in the years ended December 31, 2023, 2022, and 2021. Additionally, Sabre Technologies Pte. Ltd ("Sabre") directly accounted for more than 10% of our revenue for the year ended December 31, 2023. Pernas directly accounted for 20%, 20%, and 24% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively, Arrow directly accounted for 18%, 17%, and 14% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively and Quantek directly accounted for 13%, 12%, and 10% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Sabre directly accounted for 10%, 6%, and 4% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Other than Pernas, Quantek, Arrow and Sabre, no other single direct customer accounted for more than 10% of our revenue in the years ended December 31, 2023, 2022, and 2021.
Based on the sell-through information provided to us from distributors who identify end customers, we believe that the majority of our products sold to Pernas and Quantek are in turn incorporated into products of Apple Inc. (“Apple”), our largest end customer.
As a result, we believe revenue attributable to our largest end customer accounted for approximately 21%, 20%, and 22% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively.
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
We have a strategic accounts strategy executed by our direct sales force focused on design engineers, system architects and executive decision makers for the world’s leading electronics companies. These customers lead electronics innovation for their segments, from communications, 5G, automotive, and consumer IoT, and build in SiTime Precision Timing solutions that deliver the performance required by these devices. Beyond the well established strategic account portfolio, we target a broad base of small to mid-size electronics OEMs and ODMs that accelerate growth and market expansion for SiTime. We intend to continue to expand our sales and marketing efforts through increased collaboration with our distributors. In addition, in 2022, we launched SiTimeDirect, a self-service online store supporting 24/7 sales of SiTime oscillators, shipped to over 30 countries globally. Our expert inside sales team supports a “self-service model” for customers. SiTime’s unique field programmability combined with the convenience of an online store, with rapid configuration and fulfillment, makes SiTimeDirect a unique approach in the semiconductor industry for Precision Timing solutions.
Seasonality
Our revenue has historically been subject to some seasonal variation. Based on the production schedules of key customers, our products typically see stronger revenue in the second half of our fiscal year. However, there can be no assurance that this trend will occur in future years.
Manufacturing
We operate a fabless business model and use third-party foundries and assembly and test contractors to manufacture, assemble, and test our semiconductor products. This outsourced manufacturing approach allows us to focus our resources on the design, sale, and marketing of our products. In addition, we believe that outsourcing many of our manufacturing and assembly activities provides us with the flexibility needed to respond to new market opportunities and scale for customer demand, simplifies our operations, and significantly reduces our capital commitments.
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
•Fabrication. We currently utilize a range of semiconductor process generations to develop and manufacture our products. We use Robert Bosch LLC (“Bosch”) in Germany and Taiwan Semiconductor Manufacturing Company (“TSMC”) in Taiwan as our primary foundries and suppliers for our MEMS timing devices and analog mixed-signal circuit ICs, respectively.
•Package, Assembly and Testing. Upon the completion of processing at the foundry, we use third-party contractors for packaging, assembly, and testing, including Advanced Semiconductor Engineering, Inc. (“ASE”) in Taiwan, Carsem (M) Sdn Bhd. (“Carsem”) in Malaysia, United Test and Assembly Center Ltd. (“UTAC”) in Thailand, Hana Semiconductor (Ayutthaya) Co., Ltd in Thailand, Daishinku Corp ("Daishinku") in Japan, and STATS ChipPAC Pte Ltd. in Singapore.
•Warehousing. Our products are warehoused at our outsourced semiconductor assembly and test facilities located in Malaysia, Taiwan, and Thailand.
We have a supply agreement with Bosch under which Bosch has agreed to fabricate our MEMS wafers based on purchase orders placed by us. Bosch has discretion whether to accept our purchase orders, and we can terminate purchase orders for convenience by giving written notice prior to shipment. The initial term of the supply agreement is for ten years through February 2027 and automatically renews. Other than Bosch, we do not have long-term supply agreements with most of our third-party manufacturing contractors, and we purchase products on a purchase order basis.
Research and Development
We believe that our future success depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. As a result, a significant majority of our operating expenses has been allocated towards this effort. Our research and development efforts are focused primarily on MEMS and advanced clock IC design and advanced system-level integration for Precision Timing solutions.
We have assembled a core team of experienced engineers and systems designers who conduct research and development activities in the United States, the Netherlands, Malaysia, Finland, Japan, Taiwan, Ukraine, and India. As of December 31, 2023, we had 181 full-time equivalent employees supporting research and development efforts worldwide (representing approximately 47% of our total employee base).
Intellectual Property
We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how. As of December 31, 2023, we had 119 issued U.S. patents, expiring generally between 2026 and 2040, and 42 pending U.S. patent applications (including 13 provisional applications). We also had four foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems.
In addition to our own intellectual property, we also use third-party licenses for certain technologies, including some that are embedded in our MEMS solutions. For example, we have a license to certain patents from Bosch relating to the design and manufacture of MEMS-based timing applications and a license to certain intellectual property of Aura relating to our clock products. The patent rights obtained under the license agreement with Bosch expire between 2024 and 2029, and the license agreement expires upon expiration of the last patent licensed under the agreement. We do not believe there will be any significant impact upon expiration of these patents.
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
Our competitors range from large, international companies offering a wide range of timing products to smaller companies specializing in narrow market verticals. Companies that we primarily compete with include, but are not limited to, Abracon, LLC, Daishinku Corporation, Diodes Incorporated, Kyocera Corporation, Microchip Technology Inc., Murata Manufacturing Co., Ltd, Nihon Dempa Kogoyo., Ltd., Rakon Limited, Renesas Electronics Corporation, Seiko Epson Corporation, Skyworks Solutions, Inc., Texas Instruments Incorporated, and TXC Corporation.
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
Human Capital Resources and Empowerment
We believe that our company culture, which promotes innovation, open communication, and teamwork, has been critical to our success. Our success depends largely upon the continued services of our executive officers and other key employees and on our ability to continue to attract, retain, and motivate qualified employees, particularly highly-skilled engineers involved in the design, development, support, and manufacture of new and existing products and processes, as well as our sales and marketing team, which is critical to achieving design wins, creating our brand awareness and reputation, and building long-lasting relationships with our customers and other industry participants. In order for us to attract the best talent, we aim to offer challenging work in an environment that enables our employees to learn, grow, and reach their full potential.
Our human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, financial, and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions. We use a combination of fixed and variable pay including base salary, bonuses, performance awards, and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include: a 401(k) plan with employer contributions; health benefits; life, business travel, and disability insurance; additional voluntary insurance; paid time off and parental leave; and paid counseling assistance. For further information concerning our equity incentive plans, see Note 8, Stock-based Compensation, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
We are committed to the health, safety, and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs, including benefits that support their physical and mental health. We maintain an office in Lviv, Ukraine. In connection with Russia’s invasion of Ukraine in February 2022, we have prioritized the safety and welfare of our employees and their families in Ukraine. We also worked with our employees worldwide to minimize any disruption to our operations and business as a result of Russia’s invasion of Ukraine.
We regularly review our employees and assess the needs of the business to identify our talent needs. We encourage periodic and meaningful conversations between managers and employees, including discussions regarding feedback, alignment of goals, and professional development. We encourage all employees to continue learning and provide learning opportunities as well as internal opportunities for cross functional work to support this. All employees receive training, including in the prevention of sexual harassment and abusive conduct in the workplace. We regularly review succession plans and focus on promoting internal talent to help grow our employees' careers.
As of December 31, 2023, we had 382 full-time equivalent employees located in locations including the United States, France, Malaysia, the Netherlands, Taiwan, Japan, Finland, Ukraine, Germany, South Korea, and India, including 181 in research and development, 145 in sales, general, and administrative, and 56 in operations. We consider relations with our employees to be good and have never experienced a work stoppage.
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
We are a global company and therefore our business, results of operations, and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as rising inflation, recession, equity market volatility, geopolitical tensions, war, declines in income or asset values, decreased spending, changes to fuel and other energy costs, public health crises, supply chain disruptions, trade restrictions and sanctions, and global banking concerns have caused economic volatility, which has and may continue to harm our business, financial condition, and results of operations, and may cause an extended downturn in the worldwide economy, which would further harm our business, financial condition and results of operations. Economic volatility and adverse economic conditions have affected and may continue to affect the demand for our products and our customers’ products. Reduced demand for our customers’ products has led to a buildup of inventory at many of our customers, including distributors, and their affiliates, partners, and contract manufacturers, which has and may continue to adversely affect demand for our products. Reduced demand for our products could result in significant decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in macroeconomic conditions, can cause significant upturns and downturns in the semiconductor industry, and in our business. Downturns in the semiconductor industry have been characterized by diminished product demand, production overcapacity, high inventory levels for us and our customers, and erosion of average selling prices. For example, in 2023 we experienced, and we may in the future experience, customer inventory adjustments that may adversely affect our results of operations. Any downturns in the semiconductor industry could harm our business, financial condition, and results of operations. Any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. We cannot predict the duration or timing of any downturn or upturn in the semiconductor industry.
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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 51%, 49%, and 48% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 49%, 47% and 49% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Sales attributable to Apple, our largest end customer accounted for approximately 21%, 20%, and 22% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
We believe our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to a limited number of customers and end customers. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.
If our end customers were to choose to work with other manufacturers or our relationships with our customers are disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers and end customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations. Geopolitical tensions are leading to an increasing trend of customers seeking domestically produced products or reducing the dependence upon, or use of, products from certain countries, which could limit our ability to make sales to these customers.

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
We sell our products primarily through distributors, usually with no long-term or minimum purchase commitments from them or their end customers. Substantially all of our sales to date have been made on a purchase order basis, which orders may be cancelled, changed, or rescheduled with little or no notice or penalty. As a result, our revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of our customers, including our larger customers. In the future, our distributors or their end customers may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited or no notice, or may decide not to continue to purchase our Precision Timing solutions at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition, and results of operations. Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, forecasts provided by customers, end customers, or their affiliates or contract manufacturers may change or may later prove to have been inaccurate which could make demand for our products difficult for us to predict and could expose us to the risks of inventory shortages or excess inventory and materially harm our results of operations. As we no longer intend to acquire inventory to pre-build custom products, we may not be able to fulfill increased demand in the short term. Any of the foregoing events could materially and adversely affect our business, financial condition, and results of operations.
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
•changes in our pricing, product cost, and product mix;
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
•socioeconomic or political conditions in the countries where we operate or where our products are sold or used;
•the impact of any pandemic, epidemic, or outbreak of disease, including the emergence of new variants of the COVID-19 pandemic, on our business, suppliers, and customers;
•fluctuations in our manufacturing yields;
•significant warranty claims, including those not covered by our suppliers;
•new accounting pronouncements or changes in existing accounting standards; and
•loss of one or more of our executive officers or other key employees;
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
If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. The initial term of this supply agreement is through February 2027 and automatically renews. We currently rely on Bosch for our MEMS fabrication, and primarily on TSMC for our analog circuits fabrication, and any disruption in the supply of wafers or any increases in the wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. In 2021 and the first half of 2022 there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, and affecting outsourced semiconductor assembly and test providers (“OSATs”), which limited our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, and India. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 86%, 88%, and 94% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC in Taiwan for the fabrication of our analog circuits and have engineering personnel in Taiwan and sales force personnel in China. If political tensions between China and Taiwan were to increase further, it could disrupt our business and adversely affect our financial condition and results of operations. In addition, given the current political and military situation in Russia and Ukraine, if the relationship between Russia and the United States worsens further, or we are restricted or precluded from continuing our operations in Ukraine, it could disrupt our business, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed. Further, the COVID-19 pandemic led to travel, work-from-home, and other restrictions, which significantly impacted our domestic and international operations and the operations of our suppliers, distributors, partners, and customers.
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
Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded in prior years. It is typical that a design win will not result in meaningful revenue for a year or more, if at all. If we do not continue to achieve design wins in the short term, our revenue in the following years may deteriorate.
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
Our target markets include the communications, datacenter, and enterprise, automotive, industrial, aerospace, and mobile, IoT, and consumer markets. Substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We have expanded our products to include clock IC and timing sync solutions. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.
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
If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located in Malaysia, the Netherlands, Taiwan, Japan, Korea, Germany, Finland, France, Ukraine, and India. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.
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
We have developed products that we anticipate will have product life cycles of ten years or more, as well as other products in more volatile high growth or rapidly changing areas, which may have shorter life cycles. Our future success depends, in part, on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing revenue streams. If we are unable to consistently introduce new products that ship in volume, or if our transition to these new products does not successfully occur prior to any decrease in revenue from our prior products, our revenue will likely decline significantly and rapidly.

Pandemics, epidemics, or other outbreaks of disease have had and may in the future have an adverse impact upon our business, results of operations, and financial condition.
A future pandemic, epidemic, health crisis, or other outbreak of disease, including the emergence of new COVID-19 variants, may negatively and materially impact our business, results of operations, and financial condition, due to:
•a global economic recession or depression that could significantly reduce demand and/or prices for our products;
•reduced productivity in our product development, operations, marketing, sales, and other activities;
•government mandates, guidance, or recommendations regarding shutdown, closures, or other restrictions;
•disruptions to our supply chain;
•higher rate of losses on our accounts receivable due to credit defaults; or
•volatility in our stock price.
The COVID-19 pandemic created worldwide uncertainty and significantly and negatively impacted the global economy which caused significant uncertainty and volatility in global financial markets and the trading prices for the common stock of technology companies, including ours. As a result of the COVID-19 pandemic, from time to time government authorities imposed lockdowns and other restrictions. The COVID-19 pandemic impacted our workforce and the operations of our customers and suppliers. In response to the COVID-19 pandemic and related government measures, we implemented safety measures to protect our employees and contractors at our locations around the world.
The potential impact that a future pandemic, epidemic, health crisis, or other outbreak of disease, including the emergence of new COVID-19 variants could have on our business, results of operations, and financial condition, and on the other risk factors described in this “Risk Factors” section, remain unclear and difficult to predict.
Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition.
Our gross margins may fluctuate due to a number of factors, including customer and product mix, market acceptance of our new products, timing and seasonality of the end-market demand, yield, wafer pricing, packaging, and testing costs, competitive pricing dynamics, and geographic and market pricing strategies.
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
Because we do not operate our own manufacturing, assembly, or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could further reduce our gross margins. For instance, we continued to see increases in our manufacturing costs in fiscal year 2023 due to industry wide increases in costs. We rely primarily on obtaining yield improvements and volume-based cost reductions to drive cost reductions in the manufacture of existing products, introducing new products that incorporate advanced features and optimize die size, and other price and performance factors that enable us to increase revenue while maintaining gross margins. To the extent that such cost reductions or revenue increases do not occur at a sufficient level and in a timely manner, our business, financial condition, and results of operations could be adversely affected.
In addition, we maintain an inventory of our products at various stages of production and in some cases as finished good inventory. We hold these inventories in anticipation of customer orders. If those customer orders do not materialize in a timely manner, we may have excess or obsolete inventory which we would have to reserve or write-down, and our gross margins would be adversely affected.
Our revenue in previous periods may not be indicative of future performance and our revenue may fluctuate over time.
Our revenue has fluctuated over time. Our revenue was $144.0 million, $283.6 million, and $218.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.
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
The global semiconductor market in general, and the timing market in particular, is highly competitive. We expect competition to increase and intensify as additional companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, financial condition, and results of operations. Our competitors range from large, international companies offering a wide range of timing products to smaller companies, including start-ups, specializing in narrow market verticals. Companies that we primarily compete with include, but are not limited to, Abracon LLC, Daishinku Corporation, Diodes Incorporated, Kyocera Corporation, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nihon Dempa Kogyo Co., Ltd., Rakon Limited, Renesas Electronics Corporation, Seiko Epson Corporation, Skyworks Solutions, Inc., Texas Instruments Incorporated, and TXC Corporation. We expect competition in our current markets to increase in the future as existing competitors improve or expand their technology and product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.
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
Our acquisition of certain assets and an exclusive license to certain intellectual property of Aura involves a number of risks.
On December 1, 2023, we closed the acquisition of certain assets and an exclusive license to certain intellectual property of Aura. The payment obligations in connection with the acquisition have and will continue to reduce our liquidity, and may limit our flexibility in responding to other business opportunities, as well as increase our vulnerability to adverse economic and industry conditions.
We entered into the transaction with Aura with the expectation that the transaction would result in various benefits to us, including the expansion of our product portfolio, and growth of our business. To realize the anticipated benefits of the acquisition, the products of Aura must be successfully completed, delivered to us, and then integrated. Product completion can be complex and time consuming, and Aura may not be able to deliver the products on time or deliver products that meet the agreed specified criteria. Further, we may face significant challenges in integrating the technologies and products. If the products are not successfully completed and integrated, the anticipated benefits of the transactions may not be realized fully or may take longer to realize than expected. The acquisition may not further our business strategy as we expected and we may experience unanticipated costs or liabilities associated with the acquisition, which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of the acquisition including intangible assets and goodwill. In addition, if we are unable to integrate and retain personnel that joined us as part of the transaction with Aura, we may not be able to fully capitalize on the benefits. Any of the above could decrease the benefits we expect to receive from the agreement with Aura and adversely affect our financial condition and operating results.

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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of December 31, 2023, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of December 31, 2023 and December 31, 2022, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of December 31, 2023, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley, and U.S. Bancorp.
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
Most of our revenue has been from sales of products to distributors with ship-to locations outside of the United States. Many of our third-party suppliers are located outside of the United States. If significant tariffs or other restrictions are placed on certain goods, existing tariffs are increased, or any related counter-measures are taken by other countries, our revenue and results of operations may be materially and adversely affected. For example, beginning in July 2018, the U.S. Trade Representative imposed tariffs on products from China and China then imposed certain retaliatory tariffs. It is uncertain what further alterations to trade terms between China and the United States may occur, including limiting trade with China and imposing additional tariffs on imports from China. In the event that future tariffs are imposed on imports of our products or on our third-party suppliers, or that China or other countries take retaliatory trade measures in response to existing or future tariffs or other trade restrictions, or that the United States imposes further restrictions on trade with China, our business may be impacted, and we may be required to raise prices or make changes to our operations, or we may not be able to sell our products to customers in China, any of which could materially harm our revenue or operating results.
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
We identified a material weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
As discussed elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the misclassification of “interest received upon maturity of held-to-maturity securities” as an investing activity instead of as an operating activity in the respective condensed consolidated statements of cash flows for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Management, under the oversight from the Audit Committee, is implementing additional review procedures to enhance our internal control over financial reporting with respect to the statement of cash flows in order to remediate the material weakness. These review procedures include the development of a review checklist to ensure that we will apply the applicable accounting guidance under Accounting Standards Codification ("ASC") 230, Statement of Cash Flows.
As a result of the material weakness described above or any in future periods, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or Nasdaq, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims, or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. Any such regulatory consequences, litigation, claim, or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.
We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that our existing material weakness will be remediated or that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition, and results of operations.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud.
Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations.
Changes in environmental laws or regulations, as well as environmental, social, and governance initiatives, could impose substantial costs and may adversely affect our business.
Our product or manufacturing standards could be impacted by new or revised environmental rules and regulations or other social initiatives. For example, a significant portion of our revenue comes from international sales. Environmental laws or regulations in those countries or in the countries of our end customers may increase our cost of doing business and adversely affect our business and results of operations.
Increasingly customers, regulators, investors, employees, and other stakeholders are focusing on environmental, social, and governance ("ESG") matters. While we have certain ESG initiatives, there is no assurance that customers, regulators, investors, and employees will determine that these programs are sufficient. Any actual or perceived shortcomings with respect to our ESG initiatives and reporting can impact our ability to retain certain customers or increase our customer base, reelect our board of directors, attract and retain certain types of investors, or hire and retain employees. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal, and other risks, any of which could adversely affect our business as well as on our reputation and stock price.
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
Our corporate headquarters and some of our suppliers and foundry vendors are located in areas that are in active earthquake zones or are subject to power outages, natural disasters, political, social, or economic unrest, and other potentially catastrophic events. In the event of a major earthquake, hurricane, flooding, or other catastrophic event, including with respect to climate change, such as fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, political, social, or economic unrest, pandemic, epidemic, health crisis, or disease outbreak, such as the COVID-19 pandemic, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security, or loss of critical data, any of which could have an adverse effect on our future results of operations.
State, federal, and foreign laws and regulations and other legal obligations related to privacy, data protection, and data security could adversely affect us.
We are subject to a variety of laws and regulations worldwide related to privacy, data protection, and data security, such as the European Union’s General Data Protection Regulation (GDPR) or California’s Consumer Privacy Act of 2018 and Privacy Rights Act of 2020. These laws and regulations are continuously and rapidly evolving, and the scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting. As a result, these laws and regulations may be interpreted and applied in a manner inconsistent with our practices or policies and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our practices, which could adversely affect our business and operating results. Complying with such laws and regulations may be time-consuming and require additional resources, and could therefore adversely affect our business and results of operations. Any failure or perceived failure by us or our third-party service providers to comply with our privacy, data protection, or data security policies, or legal or contractual obligations, even if unfounded, may result in governmental enforcement actions, litigation, liability, or negative publicity, and could adversely affect our business, financial condition, and results of operations.
Security breaches, cyberattacks, and other disruptions to information technology systems owned or maintained by us or third parties, such as vendors or suppliers, could disrupt our operations, compromise the confidentiality of private customer data or our intellectual property, and adversely affect our business, reputation, operations, and financial results.
We rely on our information technology systems, and those of our vendors, suppliers, and customers, including hardware, software, cloud services, infrastructure, networks, and systems, for the effective operation of our business and for secure maintenance and storage of confidential data relating to our business. Additionally, in the ordinary course of business we collect and store sensitive data, including intellectual property and proprietary business information as well as personal information of our customers and employees, in data centers and on information technology systems, including systems that may be controlled or maintained by third parties. The secure operation of these information technology systems, and the processing and maintenance of the information processed by these systems, is critical to our business operations. While we and others have implemented various controls and defenses, cybersecurity attacks and threats have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Notwithstanding defensive measures, experienced programmers, hackers, state actors, or others may be able to penetrate our security controls, or those of our vendors, suppliers, or customers, through attacks such as, but not limited to, phishing or other forms of social engineering, impersonating authorized users, ransomware, spyware, viruses, worms and other malicious software programs, software supply chain attacks, exploitation of compromised commercial software, bugs and other security weaknesses and vulnerabilities, covert introduction of malware to computers and networks. Any attack on the information technology systems of us or one of our vendors, suppliers, or customers may be difficult to detect, designed to remain dormant until a triggering event, or may continue undetected for an extended period of time. In addition, our information technology systems and those of our vendors, suppliers, and customers may be vulnerable to damage, disruptions, or shutdowns due to errors, negligence or malfeasance by employees, contractors, or others who have access to these systems.
Security breaches, cyberattacks, and other disruptions to our information technology systems or those of our vendors, suppliers, or customers could compromise the confidentiality, operational integrity, and accessibility of our information technology systems, or those of our vendors, suppliers, or customers, which could result in the compromise, unauthorized publication, or loss of proprietary data, intellectual property, or personal information, as well as interruptions or delays in our business operations, loss of existing or future customers, and damage to our reputation, which could adversely affect our business, reputation, and financial results. In addition, such events could result in violations of privacy or other laws, increase the risk of litigation or regulatory investigation, or cause us to incur direct losses if attackers initiate wire transfers or access our bank or investment accounts. We expect ongoing and increasing costs related to investments in technology, controls, processes, and practices, however these investments may not be sufficient to shield us from significant losses or liability in the event of security breaches, cyberattacks, or other disruptions to our information technology systems.
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
As of December 31, 2023, we had U.S. federal, state and foreign net operating loss (“NOL”), carryforwards of approximately $230.2 million, $83.7 million and $1.7 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal, state, and the foreign NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards begin to expire in 2025 and the state research and development tax credit carryforwards carry forward indefinitely. These net operating loss and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change occurred in 2014 and concluded that it had no impact on U.S. federal and California net operating losses or on U.S. federal research and development credits. Our initial public offering in November 2019 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards. We updated the Section 382 analysis through December 31, 2023 and concluded there have not been any additional ownership changes as defined under Section 382 since the June 16, 2020 follow-on offering. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law in 2020, an NOL from a tax year beginning in 2018, 2019 or 2020 can be carried back five years and would not be subject to the 80%-of-income limitation if they are exhausted during the five-year carryback period or during 2018, 2019 or 2020. The Company will not carry back any NOLs as they did not have taxable income in prior years.
Risks Related to Intellectual Property
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of December 31, 2023, we had 119 issued U.S. patents, expiring generally between 2026 and 2040 and 42 pending U.S. patent applications (including 13 provisional applications). We also had four foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
MegaChips owns 4,700,000 shares of our common stock, representing approximately 20.7% of our outstanding common stock as of December 31, 2023. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, and to be influential in electing members of our board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.
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

MegaChips’ significant ownership position may discourage transactions involving a change of control of us, including transactions in which other holders of our common stock might otherwise receive a premium for their shares over the then current market price. In addition, as a result of this voting control and representations on our board of directors, persons who we would like to invite to join our board of directors may decline to do so.
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
•any major change in our management;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from geopolitical activities, war, incidents of terrorism, natural disasters, pandemics, or responses to these events.
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
Item 1B. Unresolved Staff Comments.
None
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats. These policies and processes are intended to protect the confidentiality, integrity, and availability of our critical information systems and our critical data, including intellectual property and confidential information that is proprietary, strategic, or competitive in nature (“Information Systems and Data”).
Our IT management team, with oversight by our board of directors (“Board”) and audit committee of the Board (“Audit Committee”), helps identify, assess, and manage risks from cybersecurity threats by monitoring and evaluating threats through our cybersecurity risk management program, which leverages the National Institute of Standards and Technology Cybersecurity Framework.
Our cybersecurity risk management program incorporates a variety of methods to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including:
•risk assessments designed to help identify cybersecurity risks to our Information Systems and Data;
•a team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•annual training of our employees at all levels and in all departments regarding cybersecurity awareness and protection of confidential information; and
•a cybersecurity incident response plan that includes procedures for detecting and responding to cybersecurity incidents.

Additionally, our cybersecurity risk management program incorporates a variety of tools and services to assess, identify, and manage material risks from cybersecurity threats, including regular network and endpoint monitoring, vulnerability assessments, and penetration testing.
Our cybersecurity risk management program is integrated in our overall enterprise risk management program. For example, our IT team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact on our business.
Our cybersecurity risk management program also seeks to manage cybersecurity risks associated with our use of third-party service providers through risk assessments and imposition of contractual obligations.
For a description of risks from cybersecurity threats that may materially affect the Company and how they may do so, see Item 1A “Risk Factors” in this annual report on form 10-K, including the risk factors entitled “Security breaches, cyberattacks, and other disruptions to information technology systems owned or maintained by us or third parties, such as vendors or suppliers, could disrupt our operations, compromise the confidentiality of private customer data or our intellectual property, and adversely affect our business, reputation, operations, and financial results” and “Our business may be impacted by information technology system failures or network disruptions, and lack of redundancy.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to the Audit Committee oversight of cybersecurity matters and other policies and internal controls regarding information security risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management will update the Audit Committee, as necessary, regarding any significant cybersecurity incidents. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives a briefing from management on our cyber risk management program at least annually.
Our management team, including our IT management team, are responsible for day-to-day implementation, assessment, and management of our cybersecurity risk assessment and management processes. The IT management team has primary responsibility for our overall cybersecurity risk management program, including monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents, and works in partnership with our other business leaders, including our Chief Legal Officer. Our IT management team supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our Senior Director of IT has served in various roles in information technology and information security for over 25 years.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to a team of business leaders, including, but not limited to, our Chief Legal Officer, Executive Vice President and Chief Financial Officer, Executive Vice President of Engineering and Technology, and Executive Vice President of Operations. This team of business leaders works with our incident response team to help determine the severity of the impact of a cybersecurity incident, as well as to help mitigate and remediate cybersecurity incidents of which they are notified.
Item 2. Properties.
Our principal executive offices are located in a leased facility in Santa Clara, California, consisting of approximately 50,400 square feet of office space under lease that expires in March 2027. This facility accommodates our principal engineering, sales, marketing, operations, finance, and administrative activities. Outside of the United States, we also lease facilities in various international locations that are used for research and development, sales, business development, operations, and administrative support. These international facilities are mainly located in Japan, Malaysia, the Netherlands, Taiwan, and Ukraine. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms for lease to meet future needs.
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
As of February 15, 2024, there were 28 holders of record (not including beneficial holders of stock held in street names) of our common stock.
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
The following line graph compares for the period beginning November 21, 2019, the initial trading date of our common stock on the Nasdaq Global Market, and ending on December 31, 2023, the last day of our fiscal year, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and Philadelphia Semiconductor Index and assumes reinvestment of any dividends. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
11/21/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
SiTime Corporation
Nasdaq composite index
Philadelphia Semiconductor index

Company Name/Index	Base Period 11/21/2019	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
SiTime Corporation	100.00	150.89	662.31	1,731.01	601.30	722.37
Nasdaq composite index	100.00	105.22	151.13	183.46	122.73	176.03
Philadelphia Semiconductor index	100.00	109.24	165.10	233.06	149.55	246.61

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties, which are discussed under Part I, Item 1A.
Overview
The ability to accurately measure and reference time has been essential to many of humankind’s greatest inventions and technological advances. Timing technology has continued to evolve over centuries, forming a critical aspect of broader technological evolution. Timing is the heartbeat of digital electronic systems, ensuring that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as central processing units, communication and interface ICs, and radio frequency components. As electronics evolve to deliver higher performance levels, even in increasingly challenging environments, while also being more complex and size-constrained, we believe they will require more semiconductor-based sophisticated timing solutions that cannot be developed in legacy quartz crystal-based technologies. Precision timing, a category that we created (“Precision Timing”), fills this need with the performance, power, size, and cost that is required by these new applications.
We are a leading provider of Precision Timing solutions to the global electronics industry. Our Precision Timing solutions are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and correctly. We provide Precision Timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 300 applications across our target markets, including communications, datacenter and enterprise, automotive, industrial, aerospace, mobile, IoT and consumer.
Our current solutions include various types of oscillators, as well as clock integrated circuits ("ICs"), and resonators. Our all-silicon solutions are based on three fundamental areas of expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal design capabilities, and advanced system-level integration expertise.
At the heart of our Precision Timing solutions are our MEMS, analog/mixed-signal, and systems technologies. We have a deep understanding of mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize MEMS first-silicon success, we have also developed our own MEMS simulation tools. Our analog/mixed-signal die are developed using industry-standard processes and deliver high levels of performance using programmable phase-locked loops, temperature sensors, regulators, data converters, drivers and other building blocks.
In 2023, we advanced our technology and expanded our product portfolio, including with the closing of an agreement with Aura Semiconductor Pvt. Ltd. and certain of its affiliated entities (together, “Aura”) in December 2023 for the acquisition of certain assets and an exclusive license to certain intellectual property from Aura. The agreement provides that the intellectual property underlying the license from Aura will be delivered on an ongoing and periodic basis through July 2025. The purchase price for the transaction is approximately $148 million in cash, and we paid approximately $36 million at closing in December 2023. The remaining purchase price for the transaction will be paid on a periodic basis upon Aura delivering products that meet certain specified criteria and contain the licensed intellectual property. The consideration payable to Aura for the transaction also includes potential earnout payments based on agreed multiples of net revenue generated by sales by us of products containing licensed intellectual property through calendar year 2028, up to a maximum aggregate amount of $120 million. The agreement with Aura contains certain covenants and restrictions, including certain geographic restrictions providing that for five years following closing of the transaction we are prohibited from selling products containing certain intellectual property licensed from Aura to entities with group headquarters of the design win customer located in the People's Republic of China ("PRC"), and Aura is prohibited from selling products containing certain intellectual property licensed to us to entities with group headquarters of the design win customer located outside the PRC.
Historically, our revenue has been substantially delivered from sales of oscillator systems across our target end markets. In addition to oscillators, we have expanded our product portfolio to include clock IC and timing sync solutions. We seek to expand our presence in our end markets across all product categories.
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
In 2020 and 2021 there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company, and affecting outsourced semiconductor assembly and test providers. We believe that the effects of the industry-wide supply constraints on other timing device suppliers contributed in part to our revenue and gross margin growth in 2021 and the first half of 2022. In 2022 and 2023 macroeconomic events such as rising inflation, fear of recession, equity market volatility, geopolitical tensions, war, decreased consumer spending, lower demand for electronic products following a period of strong demand during the COVID-19 pandemic, supply chain disruptions, and the COVID-19 pandemic measures implemented in China, harmed sales of our products and results of operations. We believe that some of our customers built up inventory of our products in 2022 to overcome the industry-wide supply constraints that occurred in the previous periods and that the macroeconomic events in 2022 and 2023 led to reduced demand for our customers' products, which led to an inventory buildup at some of our customers and their affiliates, partners and contract manufacturers, which has adversely affected sales of our products. We believe that this inventory buildup will negatively impact the sales of our products until such inventory buildup is reduced and could result in decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customer and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict. For additional discussion please see Part I, Item 1A "Risk Factors" of this report, especially the risk factor titled “Global macroeconomic conditions have harmed and may continue to harm our business” and “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”
Impact of COVID-19 on our Business
The COVID-19 pandemic impacted our workforce and the operations of our customers and suppliers during 2022, however in 2023 it did not have a material impact on our workforce or, to our knowledge, the operations of our customers or suppliers.
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
Customer Demand and Product Life Cycles
Once customers design our Precision Timing solutions into their products, we closely monitor all aspects of their demand cycle, including the initial design phase, prototype production, volume production, and inventories, as well as end-

market demand, including seasonality, cyclicality, and the competitive landscape. Given our customer relationships and the long-term aspects of our solutions, we benefit from visibility into customer demand. This in turn provides an opportunity for us to monitor and refine our business fundamentals.
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
Cyclical Nature of the Semiconductor Industry
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in macroeconomic conditions, can cause significant upturns and downturns in the semiconductor industry, and in our business. Downturns in the semiconductor industry have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Any prolonged or significant downturn in the semiconductor industry generally could adversely affect our business and reduce demand for our products and otherwise harm our business, financial condition and results of operations. Any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. We cannot predict the duration or timing of any downturn or upturn in the semiconductor industry.

Results of Operations
The following table summarizes our results of operations for the periods presented.

	Year Ended December 31,			Change 2023 vs 2022
	2023	2022	2021	$	%

	(in thousands, except percentage)
Revenue	$143,993	$283,605	$218,808	$(139,612)	(49%)
Cost of revenue	61,905	100,643	79,346	(38,738)	(38%)
Gross profit	82,088	182,962	139,462	(100,874)	(55%)
Operating expenses:
Research and development	97,589	90,288	52,104	7,301	8%
Selling, general and administrative	83,971	76,532	54,515	7,439	10%
Acquisition related costs	7,728	—	—	7,728	n/a
Total operating expenses	189,288	166,820	106,619	22,468	13%
Income (loss) from operations	(107,200)	16,142	32,843	(123,342)	(764%)
Interest income	26,958	7,291	—	19,667	270%
Other expense, net	(141)	(97)	(488)	(44)	45%
Income (loss) before income taxes	(80,383)	23,336	32,355	(103,719)	(444%)
Income tax expense	(152)	(82)	(78)	(70)	85%
Net income (loss) attributable to common stockholders and comprehensive income	$(80,535)	$23,254	$32,277	$(103,789)	(446%)
A discussion of changes in our results of operations from fiscal 2021 to fiscal 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal 2022 filed with the SEC on February 27, 2023.
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

	Year Ended December 31,			Change 2023 vs 2022
	2023	2022	2021	$	%

	(in thousands except percentage)
Revenue	$143,993	$283,605	$218,808	$(139,612)	(49%)
Revenue decreased by $139.6 million, or 49%, for 2023 compared to 2022. The decrease was primarily related to a decrease in sales volume by 47% as well as decrease in ASPs. Lower sales volume was driven by lower demand for our products due to macroeconomic conditions, and excess inventory buildup at many of our customers and end-customers, distributors and their affiliates, partners, and contract manufacturers. Lower ASPs of our products was primarily related to change in mix of the products we shipped.
Our top ten direct customers, including distributors, accounted for approximately 82%, 74% and 76% of net revenues in 2023, 2022, and 2021, respectively. Four customers in 2023 and three customers each in 2022, and 2021, which are distributors of our products, each accounted for more than 10% of our net revenues. International sales represented approximately 86%, 88%, and 94% of net revenues in 2023, 2022, and 2021, respectively.

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

	Year Ended December 31,			Change 2023 vs 2022
	2023	2022	2021	$	%

	(in thousands except percentage)
Cost of Revenue	$61,905	$100,643	$79,346	$(38,738)	(38%)
Gross Profit	82,088	182,962	139,462	(100,874)	(55%)
Gross Margin	57%	65%	64%
Gross profit decreased by $100.9 million in the year ended December 31, 2023 compared to the same period in 2022. Gross profit decreased $104.2 million mainly from lower revenue. This decrease was partially offset by lower other manufacturing and overhead costs of $3.3 million.
Gross margin was lower by 8% in the year ended December 31, 2023 compared to the same period in 2022. Of the decrease, 6% was mainly due to lower sales volume causing an unfavorable absorption of our manufacturing overhead costs and the additional 2% decline was contributed by lower ASP for the year ended December 31, 2023.
Gross margin may fluctuate from time to time due to a variety of factors. For additional discussion please see Part I, Item 1A "Risk Factors" of this report, especially the risk factor titled “Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition.”
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and acquisition related costs. Personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and commissions. Our operating expenses also include consulting costs, allocated costs of facilities, information technology, and depreciation.

	Year Ended December 31,			Change 2023 vs 2022
	2023	2022	2021	$	%

	(in thousands except percentage)
Operating Expenses:
Research and development	$97,589	$90,288	$52,104	$7,301	8%
Selling, general and administrative	83,971	76,532	54,515	7,439	10%
Acquisition related costs	7,728	—	—	7,728	n/a
Total operating expenses	$189,288	$166,820	$106,619	$22,468	13%
Research and Development
Our research and development efforts are focused on the design and development of Precision Timing solutions. Our research and development expense consists primarily of personnel costs, which include stock-based compensation, as well as pre-production engineering mask costs, software license and intellectual property expenses, design tools and prototype-related expenses, facility costs, supplies, professional and consulting fees, and allocated overhead costs, which may be offset by non-recurring engineering contra-expenses recorded in certain periods. There is no assurance that we will have non-recurring engineering contra-expense from period to period. We expense research and development costs as incurred. We believe that continued investment in our products and services is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase in absolute dollars. However, we expect our research and development expense to fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.

Research and development expense increased by $7.3 million, or 8%, for the year ended December 31, 2023 compared to the same period in 2022, primarily due to an increase in stock-based compensation expense of $7.7 million, a decrease in non-recurring engineering contra-expense recognized of $5.1 million, an increase in depreciation and amortization of lab equipment and licenses of $2.7 million, and higher personnel costs of $1.4 million due to increased headcount, partially offset by lower engineering spend towards ongoing new product development of $9.5 million.
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
Selling, general and administrative expense increased by $7.4 million, or 10%, for the year ended December 31, 2023 compared to the same period in 2022, primarily due to higher stock-based compensation expense of $10.8 million, higher personnel costs of $1.0 million related to increased headcount, partially offset by $2.4 million reduction in sales commission payouts due to lower sales, lower consulting fees of $1.0 million, and lower advertising spend of $0.7 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, and other costs incurred towards the acquisition closed during the fiscal year. We expect these costs to be dependent on the occurrence of future acquisitions and to be non-recurring. The acquisition related costs incurred for the year ended December 31, 2023 were related to the completion of the Aura transaction. We may incur incremental costs in 2024 and beyond related to the Aura transaction.
Interest Income and Other Expense, net
Interest income and other expense consists primarily of interest income on our cash balances, and foreign exchange gains and losses.

	Year Ended December 31,			Change 2023 vs 2022
	2023	2022	2021	$	%

	(in thousands except percentage)
Interest income	$26,958	$7,291	$—	$19,667	270%
Other expense, net	(141)	(97)	(488)	(44)	45%
Total interest income and other expense, net	$26,817	$7,194	$(488)	$19,623	273%
Interest income and other expense, net increased $19.6 million for the year ended December 31, 2023 compared to the same period in 2022, primarily related to higher interest income earned on short term investments and net unrealized loss on foreign exchange rates due to increased activities in our foreign subsidiaries and unfavorable exchange rate fluctuations.
Income Tax Expense
Income tax expense consists primarily of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The income tax expense in foreign jurisdictions was higher due to increased operational activities in our foreign entities. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax asset is uncertain, including net operation losses (NOL), carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not. At December 31, 2023 and 2022, we had federal NOL carry-forwards of approximately $230.2 million and $213.3 million, respectively, state NOL carry-forwards of approximately $83.7 million and $65.3 million, respectively, and foreign NOL carry-forwards of approximately $1.7 million and $1.7 million, respectively. These federal, state, and foreign net operating loss carry-forwards will expire beginning in 2028. At December 31, 2023 and 2022, we had research and development tax credit carryforwards of approximately $3.9 million and $3.9 million, respectively for U.S. federal income tax purposes and $3.6 million and $3.6 million, respectively for state income tax purposes. The research and development credit carryforwards for federal tax purposes will begin to expire in 2025, and state tax credits carry forward indefinitely.

	Year Ended December 31,			Change 2023 vs 2022
	2023	2022	2021	$	%

	(in thousands except percentage)
Income tax expense	$(152)	$(82)	$(78)	$(70)	85%
Liquidity and Capital Resources
As of December 31, 2023 and 2022, we had cash and cash equivalents of $9.5 million and $34.6 million, respectively. As of December 31, 2023 we also held $518.7 million of short-term investments in held-to-maturity securities which consisted of Treasury Bills. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services, or technologies in the future.
In February 2021, we completed a follow-on public offering, in which we issued and sold 1,500,000 shares of our common stock, resulting in net proceeds to us of $181.6 million after deducting underwriting discounts and commissions and offering costs.
In November 2021, we completed a follow-on public offering, in which we issued and sold 1,300,000 shares of our common stock, resulting in net proceeds to us of $279.0 million after deducting underwriting discounts and commissions and offering costs.
In May 2022, we entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 800,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. The Company used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. During the year ended December 31, 2023, we sold 400,000 shares of our common stock under the Sales Agreement at a weighted average price of $115.06 per share resulting in net proceeds to us of $44.8 million, after deducting underwriting discounts and commissions and offering costs.
Our purchase obligations primarily include design and simulation licenses. For information about our contractual obligations refer to "Note 5 - Lease" and “Note 6 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements.
We expect to continue our investing activities to support growth, primarily through the purchase of property and equipment, intellectual property licenses, and capitalized software, to support research and development, sales and marketing, product support, and administrative staff.
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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$8,056	$39,752	$59,078
Net cash used in investing activities	(36,660)	(560,088)	(33,788)
Net cash provided by (used in) financing activities	3,469	(4,522)	460,646
Net increase (decrease) in cash and cash equivalents	$(25,135)	$(524,858)	$485,936
Operating Activities
In 2023, net cash provided by operating activities of $8.1 million was primarily due to net loss of $80.5 million and a change in operating assets and liabilities of $4.3 million, offset by depreciation and amortization, stock-based compensation expense, net change in unrealized interest on held to maturity securities, change in fair value of sales based earnout liability and acquisition consideration payable for a total of $92.9 million. The changes in operating assets and liabilities resulted in cash provided primarily due to lower accounts receivable due to timing of shipments offset by an increase in inventories as we managed our inventory levels, higher prepaid expenses and other assets, lower accrued expenses and other liabilities due to timing of payments and a decrease in accounts payable.
In 2022, net cash provided by operating activities of $39.8 million was primarily due to net income of $23.3 million and depreciation and amortization, stock-based compensation expense, and net change in unrealized interest on held to maturity investments of $67.5 million, partially offset by a change in operating assets and liabilities of $51.0 million. The changes in operating assets and liabilities resulted in cash provided primarily due to higher accounts receivable due to timing of shipments, an increase in inventories as we managed our inventory levels, higher prepaid expenses and other assets related to advance payments to suppliers for inventory and royalties, offset by an increase in accounts payable and lower accrued expenses and other liabilities due to timing of payments.
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
In 2023, cash used in investing activities was $36.7 million. We paid $1,046.4 million to purchase short-term investments in held-to-maturity securities and $39.0 million for the acquisition of certain assets and the exclusive license to certain intellectual property from Aura. We paid $8.9 million largely to purchase test and other manufacturing equipment to support our operations and other property and equipment for general business purposes. We paid $3.3 million to purchase intangible assets in software licenses. All such payments were partially offset by $1,061.0 million proceeds from the maturity of held to maturity investments.
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
During the year ended December 31, 2023, we sold 400,000 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $44.8 million, after deducting underwriting discounts and commissions of $0.9 million and offering costs of $0.3 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $41.3 million.

During the year ended December 31, 2022, we sold 225,334 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $33.0 million, after deducting underwriting discounts and commissions of $0.7 million and offering costs of $0.2 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $37.6 million.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We derive our revenue from product sales primarily to distributors, who in turn sell to original equipment manufacturers or other end customers. We recognize product revenue, at a point in time, upon shipment when we satisfy our performance obligations as evidenced by the transfer of control of our products to customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products. Variable consideration is estimated and reflected as an adjustment to the transaction price. Depending on the terms of the contract, variable consideration is estimated using either the expected value approach or the most likely value approach. We determine variable consideration at the end of each reporting period, which consists primarily of price adjustments and product returns by estimating the amount of consideration we expect to receive from our customers based on historical experience. Adjustments for the variable consideration has been in the range of 2% to 4% on a quarterly basis for the current year. Our customers have limited return rights under our contracts with them. If variable considerations are anticipated to exceed historical experience, we may adjust our sales returns allowance accordingly to properly reflect our net revenue. Since our performance obligations relate to contracts with a duration of less than one year, we do not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.
Business Combinations
We apply the provisions of ASC 805, Business Combinations (ASC 805), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values, including in-process research and development. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
Our valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets, that were derived using valuation techniques and models such as the income approach. Such models require use of significant estimates including future expected revenue, expenses, capital expenditures, and other costs, and discount rates. The approach to estimating an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as revenue projections over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured, and expected volatility. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation.
We have used third-party qualified specialists to assist management in determining the fair value of assets acquired and liabilities assumed. This includes assistance with the determination of economic useful lives and valuation of identifiable intangibles.
We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from our estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record certain adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Contingent consideration which are compensatory will be expensed over the required service period.
All acquisition-related costs are accounted for as expenses in the period in which they are incurred. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in acquisition related costs in the consolidated statements of operations and comprehensive income.
Inventories
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of standard cost, determined using first-in first out method or market net realizable value. We review and set standard costs to approximate actual manufacturing costs. We perform detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that we are committed to purchase at the end of each reporting period. We write-down the inventory value for estimated deterioration, excess, obsolete and other factors based on management’s assessment of future demand of our inventory. These estimates may include uncertain elements such as our demand forecast. These forecasts are developed based on current backlogs, inputs from our customers, and internal analyses which may consist of customer historical purchasing trends and level of inventory in the distributor channel, actual and anticipated design wins, market and economic conditions, technology changes, new product introductions, changes in strategic direction and other factors. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin. Once written-down, inventory write-downs are not reversed until the inventory is sold or scrapped.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements under Part II, Item 8 for information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Malaysia, the Netherlands, France, Taiwan, Japan, Finland, Korea, Germany, Ukraine, and India. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of December 31, 2023, the effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have had a material impact on our historical consolidated financial statements. We do not currently have a hedging policy with respect to foreign currency exchange risk.
Interest Rate Risk
We had cash and cash equivalents of $9.5 million as of December 31, 2023 consisting of bank deposits, money market funds, and Treasury Bills. We also had short-term investments in held-to-maturity securities of $518.7 million consisting of Treasury Bills as of December 31, 2023. Such interest-earning instruments carry a degree of interest rate risk. During the year ended December 31, 2023 we generated $27.0 million in interest income due to higher cash, cash equivalents and short-term investment balances, and rising interest rates.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2023, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $518.7 million, by an increase or decrease of approximately $2.7 million for the twelve months ended December 31, 2023.

Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
SiTime Corporation
Santa Clara, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SiTime Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2024 expressed an adverse opinion thereon.
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
Aura Acquisition – Valuation of Certain Acquired Intangible Assets and Sales Based Earnout Liability
As described in Note 2 to the consolidated financial statements, on December 1, 2023, the Company acquired an exclusive license to certain intellectual property relating to Aura’s timing business and clock products, and an assembled workforce for total purchase consideration of $259.2 million, which included the sales based earnout liability based upon the achievement of certain earnout conditions with an initial estimated fair value of $102.3 million. The acquisition qualified as a business combination. Accordingly, the purchase consideration was allocated to the assets acquired based on their respective estimated fair values as of the date of acquisition, including developed technology of $96.7 million and in-process research and development (“IPR&D”) of $69.5 million. The Company estimated the fair values of the developed technology and IPR&D using the multi-period excess earnings method, which required management to make significant assumptions including revenue projections and the selection of the discount rates. The initial fair value of the sales based earnout liability was estimated using a Monte Carlo simulation using significant unobservable inputs such as revenue projections over the term of the contingent earn-out period and discount rates.

We identified the valuation of the developed technology and IPR&D intangible assets and the sales based earnout liability as a critical audit matter due to the significant management judgments required to determine the fair values of the developed technology and IPR&D intangible assets and the sales based earnout liability. Auditing management assumptions related to the revenue projections and discount rates for the developed technology and IPR&D intangible assets, and the revenue projections over the term of the contingent earn-out period, and discount rates for the sales based earnout liability, involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the involvement of professionals with specialized skill or knowledge.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls relating to the valuation of the developed technology and IPR&D intangible assets and the sales based earnout liability, including management’s controls over revenue projections and selection of discount rates.
•Evaluating the reasonableness of management’s significant assumptions used in the revenue projections through: (i) comparing estimates of future volume demand of the related products for certain customers against market data and historical sales of existing products, and (ii) comparing estimates of average selling prices of the related products against market data and historical selling prices of comparable products.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the valuation methodologies used by management in these fair value measurements; (ii) evaluating the reasonableness of the discount rates used for the developed technology and IPR&D intangible assets, and the discount rates for the sales based earnout liability; and (iii) developing independent estimates of the discount rates and comparing those to the discount rates selected by management.
/s/ BDO USA, P.C.
We have served as the Company's auditor since 2019.
San Jose, California
February 26, 2024

SiTime Corporation
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of
	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$9,468	$34,603
Short-term investments in held-to-maturity securities	518,733	529,494
Accounts receivable, net	21,861	41,229
Inventories	65,539	57,650
Prepaid expenses and other current assets	7,641	6,091
Total current assets	623,242	669,067
Property and equipment, net	54,685	58,772
Intangible assets, net	177,079	5,205
Right-of-use assets, net	8,262	10,848
Goodwill	87,098	—
Other assets	1,317	6,724
Total assets	$951,683	$750,616
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$8,690	$14,881
Accrued expenses and other current liabilities	112,704	18,913
Total current liabilities	121,394	33,794
Other non-current liabilities	122,237	8,342
Total liabilities	243,631	42,136
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 22,692 and 21,702 shares issued and outstanding at December 31, 2023 and 2022	2	2
Additional paid-in capital	796,450	716,343
Accumulated deficit	(88,400)	(7,865)
Total stockholders’ equity	708,052	708,480
Total liabilities and stockholders’ equity	$951,683	$750,616
The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$143,993	$283,605	$218,808
Cost of revenue	61,905	100,643	79,346
Gross profit	82,088	182,962	139,462
Operating expenses:
Research and development	97,589	90,288	52,104
Selling, general and administrative	83,971	76,532	54,515
Acquisition related costs	7,728	—	—
Total operating expenses	189,288	166,820	106,619
Income (loss) from operations	(107,200)	16,142	32,843
Interest income	26,958	7,291	—
Other expense, net	(141)	(97)	(488)
Income (loss) before income taxes	(80,383)	23,336	32,355
Income tax expense	(152)	(82)	(78)
Net income (loss)	$(80,535)	$23,254	$32,277
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$(80,535)	$23,254	$32,277
Net income (loss) per share attributable to common stockholders, basic	$(3.63)	$1.09	$1.70
Net income (loss) per share attributable to common stockholders, diluted	$(3.63)	$1.03	$1.53
Weighted-average shares used to compute basic net income (loss) per share	22,188	21,245	19,006
Weighted-average shares used to compute diluted net income (loss) per share	22,188	22,664	21,144
The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balances at December 31, 2020	17,150	$2	$173,274	$(63,396)	$109,880
Stock-based compensation expense	—	—	29,694	—	29,694
Net income	—	—	—	32,277	32,277
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	2,800	—	460,646		460,646
Issuance of shares upon vesting of restricted stock units	875	—	—	—	—
Balances at December 31, 2021	20,825	2	663,614	(31,119)	632,497
Stock-based compensation expense	—	—	57,251	—	57,251
Net income	—	—	—	23,254	23,254
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	225	—	33,030	—	33,030
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	652	—	(37,552)	—	(37,552)
Balances at December 31, 2022	21,702	2	716,343	(7,865)	708,480
Stock-based compensation expense	—	—	76,638	—	76,638
Net loss	—	—	—	(80,535)	(80,535)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	400	—	44,815	—	44,815
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	590	—	(41,346)	—	(41,346)
Balances at December 31, 2023	22,692	$2	$796,450	$(88,400)	$708,052
The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(80,535)	$23,254	$32,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	16,128	11,843	7,926
Stock-based compensation expense	76,753	57,415	29,992
Net change in unrealized interest on held to maturity securities	(3,829)	(5,055)	—
Change in fair value of sales based earnout liability	1,183	—	—
Change in fair value of acquisition consideration payable	710	—	—
Inventory write-down	1,997	2,972	1,817
Other, net	(23)	358	117
Changes in assets and liabilities:
Accounts receivable, net	19,368	(2,853)	(14,456)
Related party accounts receivable	—	—	736
Inventories	(9,886)	(36,992)	(13,096)
Prepaid expenses and other assets	(6,116)	(7,460)	(1,859)
Accounts payable	(5,706)	2,468	5,826
Accrued expenses and other liabilities	(1,988)	(6,198)	9,798
Net cash provided by operating activities	8,056	39,752	59,078
Cash flows from investing activities
Purchase of held to maturity securities	(1,046,407)	(673,370)	—
Proceeds from maturity of held to maturity securities	1,060,996	148,931	—
Acquisition of business	(39,000)	—	—
Purchase of property and equipment	(8,945)	(31,793)	(30,878)
Cash paid for intangibles	(3,304)	(3,856)	(2,910)
Net cash used in investing activities	(36,660)	(560,088)	(33,788)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(41,346)	(37,552)	—
Proceeds from public offering	46,025	33,977	461,264
Payments for offering costs	(1,210)	(947)	(618)
Net cash provided by (used in) financing activities	3,469	(4,522)	460,646
Net increase (decrease) in cash and cash equivalents	(25,135)	(524,858)	485,936
Cash and cash equivalents
Beginning of period	34,603	559,461	73,525
End of period	$9,468	$34,603	$559,461
Supplemental disclosure of cash flow information
Income taxes paid	199	58	24
Supplemental disclosure of noncash flow information
Unpaid property and equipment	866	747	1,437
Unpaid intangibles, net	—	606	3,178
Right-of-use assets acquired under operating leases	—	4,761	689
Settlement of pre-existing arrangement in connection with acquisition	9,974	—	—
Acquisition consideration payable at acquisition date	107,947	—	—
Fair value of sales based earnout liability at acquisition date	102,278	—	—

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
Coronavirus Disease ("COVID-19")
The COVID-19 pandemic impacted the Company's workforce and the operations of its customers and suppliers during 2022, however, the COVID-19 pandemic has not had a significant impact on the Company in 2023.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include all adjustments necessary for a fair presentation of our annual results. The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a calendar year basis.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant areas requiring the use of management estimates and assumptions include revenue recognition, fair value of assets acquired and liabilities assumed in business combinations, estimate of reserve for excess and obsolete inventories, and sales reserves. Actual results could differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made.
Foreign Currency Remeasurement
The Company and its wholly-owned subsidiaries use the U.S. dollar as their functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses denominated in non-U.S. dollars are remeasured using an average exchange rate in effect for the period. Gains or losses from foreign currency remeasurement and transactions are included in other expense, net. For the years ended December 31, 2023, 2022, and 2021, foreign currency remeasurement and transactions gains and losses resulting in a net charge of $0.1 million, $0.1 million, and $0.5 million, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash balances in the Company’s bank checking and savings accounts and liquid short-term investments with original maturities of 90 days or less at the date of purchase, readily convertible to known amounts of cash.
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
Cash equivalents
At December 31, 2023 and 2022, highly liquid money market funds of $0.4 million and $3.0 million, respectively, were valued using Level 1, of the fair value hierarchy, quoted prices in active markets for identical assets and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of December 31, 2023, the Company had purchased Treasury Bills with maturities ranging from 3 to 12 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $518.7 million including gross accrued interest of $8.9 million. As of December 31, 2023, the fair value and gross unrealized gain on the held-to-maturity securities was $519.0 million and $0.3 million respectively. The carrying value of the Company's investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. These Treasury Bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments.
As of December 31, 2022, the Company had purchased Treasury Bills with maturities ranging from 3 to 6 months, which the Company held until maturity and classified as held-to-maturity securities. The held-to-maturity securities were recorded at amortized cost totaling $529.5 million including gross accrued interest of $5.1 million. As of December 31, 2022, the fair value and gross unrealized loss on the held-to-maturity securities was $529.2 million and $0.3 million respectively. The carrying value of the Company's investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. These Treasury Bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments.
Sales based earnout liability
The estimated fair value of the sales based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could have resulted in significant adjustments to the fair value. As of the date of acquisition, the Company used a volatility rate of 25%, risk-free rate ranging from 4.10% to 5.47%, and an expected term ranging from 0.04 years to 4.96 years. There were no material changes to the assumptions as of December 31, 2023.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Amount
Fair value as of January 1, 2023	$—
Initial fair value of sales based earnout liability	102,278
Change in the fair value during the year	1,183
Fair value as of December 31, 2023	$103,461
There were no transfers between Level 1, Level 2, and Level 3 categories during any of the periods presented.

Accounts Receivable and Allowances for Credit Losses
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. An allowance for credit losses is recorded when it is probable that amounts will not be collected based on historical collection trends, age of outstanding receivables, specific customer circumstances, existing economic conditions and future forecasted information. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Losses have not been significant in any of the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of the Company's cash and cash equivalents balances are in excess of Federal Deposit Insurance Corporation insurance limits with financial institutions. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities.
The Company extends credit based on an evaluation of the customer’s financial condition and collateral is not typically required. The Company primarily sells its products through third-party distributors. Four distributors directly accounted for 10% or more of the Company’s revenue for the year ended December 31, 2023. Three distributors directly accounted for 10% or more of the Company’s revenue for the years ended December 31, 2022 and 2021.
The following table discloses these customers’ percentage of revenue for the respective periods:

	Year Ended December 31,
	2023	2022	2021
Customer
Pernas Electronics Co. Ltd.	20%	20%	24%
Arrow Electronics, Inc.	18%	17%	14%
Quantek Technology Corporation	13%	12%	10%
Sabre Technologies Pte. Ltd	10%	6%	4%
Revenue from sales to one end customer through multiple distributors accounted for 21%, 20% and 22% of consolidated revenues for the years ended December 31, 2023, 2022, and 2021, respectively. No other distributors or end customers accounted for 10% or more of the Company's consolidated revenues for the years ended December 31, 2023, 2022, and 2021.
At December 31, 2023 and 2022 these customers accounted for 10% or more of accounts receivable:

	As of December 31,
	2023	2022
Customer
Pernas Electronics Co. Ltd.	29%	24%
Quantek Technology Corporation	18%	17%
Sabre Technologies Pte. Ltd	16%	5%
Arrow Electronics, Inc.	8%	15%
Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value based on management’s assessment of future demand and market conditions. Inventory reserve write-downs, once established, are not released until the related inventory has been sold or scrapped. Rebates from the Company’s foundries are recorded as a reduction of inventory cost and are recognized in cost of revenue over the inventory turnover days of the Company.

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
The Company capitalizes the costs of purchased mask sets that are utilized during the photolithography phase of manufacturing its products, when technological feasibility and marketability have been established. The capitalization occurs upon the completion of a detailed design, the absence of significant development uncertainties and the determination of market acceptance. Such amounts are included in property and equipment in the consolidated balance sheets and are amortized to cost of revenue over their estimated useful life of 5 to 7 years. However, if significant uncertainties exist regarding the future utility of a particular mask set, then its related costs are expensed to research and development at the time the significant uncertainties are identified.
Maintenance and repair costs are charged to expense as incurred, and expenditures that extend the useful lives of assets are capitalized. Upon retirement or sale of the property and equipment, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recorded in operating expenses.
Intangible Assets
Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets of 3 to 10 years. Acquisition-related in-process research and development represents the fair value of incomplete research and development projects that have not reached technological feasibility as of the date of acquisition. Initially, these assets are not subject to amortization. Assets related to projects that have been completed are transferred to developed technology, which are subject to amortization.
Intangible assets also include the costs related to software internally developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development. The Company develops proprietary design automation software for its MEMS-based resonators. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the software are capitalized. The Company defines the configuration and coding process as the application development stage. Capitalized internal use software costs are amortized, on a straight-line basis under cost of revenue over the estimated useful life of 2 to 3 years.
Leases
The Company determines if an arrangement is a lease at inception. Lease classification is evaluated at commencement and, as necessary, at modification. Operating lease related balances are included in right-of-use (“ROU”), assets, accrued expenses and other current liabilities, and other non-current liabilities in the Company’s consolidated balance sheets. The Company currently does not have any finance leases.
Operating lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the incremental borrowing rate of the Company, because the interest rates implicit in most of its leases are not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease right-of-use assets also include adjustments related to lease incentives, prepaid or accrued rent and initial direct lease costs. Operating lease right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

Lease terms may include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancelable lease term when determining the lease right-of-use assets and lease liabilities. Operating lease cost is recognized on a straight-line basis over the lease term.
The Company has elected the practical expedient within ASC Topic 842 to account for lease and non-lease components as a single lease component. Additionally, the Company has elected the short-term lease exception for all classes of assets and does not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less and recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. These elections are applied consistently for all leases. Payments under the Company's lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease right-of-use assets and liabilities. Variable lease payments are primarily comprised of common area maintenance charges and utility costs.
Business Combinations
The Company applies the provisions of ASC 805, Business Combinations (ASC 805), in accounting for acquisitions. ASC 805 requires that the Company evaluates whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the business acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The Company also evaluates all contingent consideration arrangements to determine if the arrangements are compensatory in nature. No liability is recognized at the acquisition date for arrangements concluded to be compensatory. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the business acquisition date as well as any contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. Estimates and assumptions relevant to the determination of the fair value of the assets acquired and liabilities assumed include, but are not limited to, revenue projections, discount rates, and other assumptions. The approach to estimating an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as revenue projections over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured and expected volatility. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation. As a result, during the measurement period, which may be up to one year from the business acquisition date, the Company may record certain adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. In the event an acquisition involves an entity with which the Company has a preexisting relationship, the Company will recognize a gain or loss, if any, to settle that relationship as of the acquisition date within the consolidated statement of operations and comprehensive loss .All acquisition-related costs are accounted for as expenses in the period in which they are incurred. Changes in the fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of the Company's fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of purchased intangible assets and other long-lived assets may not be recoverable. When such events or changes in circumstances occur, it assesses the recoverability of these assets or asset groups by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset or asset group, the Company records an impairment loss for the amount by which the carrying amount exceeds the fair value of the asset or asset group.

The Company did not recognize any impairment losses on its goodwill, intangible assets, or other long-lived assets during the years ended December 31, 2023, 2022, and 2021.
Warranty
The Company provides limited lifetime warranty coverage on all of its products by guaranteeing that all timing components from the Company will be free from defects in workmanship and materials and will conform to specifications for the life of the system. This assurance-type warranty is not considered a separate performance obligation, and thus no transaction price is allocated to it. The Company records the warranty costs in cost of revenue in the consolidated statements of operations and comprehensive income (loss). The warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets based on the expected timing of the related payments. To date, the Company has had negligible returns of any defective products, and hence the warranty reserve balances as of December 31, 2023 and 2022 were less than $0.3 million.
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
Revenue Recognition
The Company derives revenue from its product sales primarily to distributors, who in turn sell to original equipment manufacturers or other end customers. The Company recognizes product revenue, at a point in time, upon shipment when it satisfies its performance obligations as evidenced by the transfer of control of its products to customers. The Company measures revenue based on the amount of consideration it expects to be entitled to in exchange for products. Variable consideration is estimated and reflected as an adjustment to the transaction price. Depending on the terms of the contract, variable consideration is estimated using either the expected value approach or the most likely value approach. The Company determines variable consideration, which consists primarily of price adjustments and product returns by estimating the amount of consideration the Company expects to receive from its customers based on historical experience of price adjustments and product returns. Changes to the Company’s estimated variable consideration were not material for the periods presented. Since the Company’s performance obligations relate to contracts with a duration of less than one year, it does not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.
The Company’s payment terms vary by contract type and type of customer and generally range from 30 to 60 days from shipment. The Company has also elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized.

As a practical expedient, the Company records the incremental costs of obtaining a contract, consisting primarily of sales commissions, when incurred because the amortization period is one year or less. These costs are recorded within selling, general, and administrative expenses. The Company had a distribution agreement with MegaChips, whereby the Company appointed MegaChips as the exclusive distributor of its products in Japan. The Company recognized revenue upon shipment derived from sales of products through MegaChips in the amount of expected payments from parties which purchased the products as adjusted for estimated price concessions and product returns. In connection with the Company's efforts to contract directly with distributors in Japan, the Company and MegaChips mutually terminated the Distribution Agreement effective November 3, 2021.
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
Non-recurring engineering services
The Company has certain contracts to provide non-recurring engineering (NRE) services for research and development arrangements through 2024, which do not meet the requirement to be accounted for under ASC 606, Revenue from Contracts with Customers. The Company recognizes the payments received under these NRE arrangements as liabilities and recognizes them as an offset to research and development expense as the Company achieves the milestones of the contract. As the progress towards completion occurs, the Company uses an input method based on the ratio of costs incurred to date to total estimated costs of the project. Judgment is required to estimate the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement. A liability of $1.0 million was recorded as accrued expenses and other current liabilities, in the consolidated balance sheet as of December 31, 2023. A liability of $2.7 million and $0.2 million was recorded as accrued expenses and other current liabilities, and other non-current liabilities, respectively, in the consolidated balance sheet as of December 31, 2022. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $3.9 million, $9.0 million and $2.4 million, respectively as a reduction of research and development expenses in the consolidated statements of operations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs, field application engineering support, travel costs, professional and consulting fees, accounting and audit fees, legal, advertising expenses, and allocated overhead costs. Selling, general and administrative costs are expensed as incurred. Advertising expenses were $1.6 million, $2.3 million and $1.5 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
Stock-Based Compensation
The Company grants restricted stock unit awards (“RSUs”) of its own common stock. Compensation expense related to share-based transactions is measured at fair value on the grant date. The Company recognizes share-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period.
Stock-based compensation expense for performance-based restricted stock unit awards ("PRSU") is recognized when it becomes probable that the performance conditions will be met. The Company amortizes stock-based compensation expense for PRSUs using the graded-vesting method over the requisite performance period. The Company recognizes the expense related to the multi-year performance based restricted stock unit awards ("MYPSU") on a graded-vesting method over the requisite service period.
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
2. Acquisitions
On October 30, 2023, the Company entered into an agreement with Aura to acquire certain assets and an exclusive license to certain intellectual property ("IP") relating to Aura's timing business and clock products, and an assembled workforce. The agreement with Aura contains certain covenants and restrictions, including certain geographic restrictions providing that for five years following December 1, 2023 the Company is prohibited from selling products containing certain IP to entities with group headquarters of the design win customer located in the People's Republic of China, the Hong Kong Special Administrative Region, or the Macau Special Administrative Region and Aura is prohibited from selling products containing certain IP to entities with group headquarters of the design win customer located outside the People's Republic of China, the Hong Kong Special Administrative Region, or the Macau Special Administrative Region. The transaction closed and had an effective date of December 1, 2023.
The acquisition qualified as a business combination in accordance with ASC 805, Business Combinations and, accordingly, total consideration was first allocated to the fair value of assets acquired as of the date of acquisition, with the excess being recorded as goodwill. The acquisition date fair value of the purchase consideration was $259.2 million, which was comprised of the following:

Estimated Fair Value
(in thousands)
Fixed consideration	$139,946
Fair value of sales based earnout liability	102,278
Settlement of pre-existing arrangement	16,974
Total purchase consideration	$259,198
Total fixed consideration of $148.0 million, recorded at fair value of $139.9 million, includes payments for deliverables on the closing date of $36.0 million and acquisition consideration payable of $103.9 million for future deliveries of related assets. The acquisition consideration payable has been recorded within accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheet. The accretion of the acquisition consideration payable for the passage of time was recorded within acquisition related costs on the consolidated statement of operations and comprehensive loss.
Contingent consideration includes earnout payments paid based on various multiples of future revenues to be generated from the acquired IP from 2023 through 2028. The range of the undiscounted amounts that the Company could pay under the contingent consideration agreement is between zero and $120.0 million. The estimated fair value of the sales based earnout liability of $102.3 million is determined using the Monte Carlo simulation mode using significant unobservable fair value inputs and is therefore classified as a Level 3 financial instrument.
The Company had a royalty and supply agreement with Aura for $18.0 million prior to the acquisition. As part of the acquisition, the Company acquired the license rights to the IP associated with this royalty and supply agreement and settled this pre-existing contract. The pre-existing arrangement was determined to be carried at fair value as at December 1, 2023, for an amount of $17.0 million, which was included in the purchase consideration of the Aura acquisition. Of the total amount recorded, $10.0 million has been paid prior to the acquisition date. The fair value of the effective settlement of the pre-existing arrangement was concluded to be at market using a build vs buy approach.
The preliminary purchase consideration allocation to the assets acquired based on their respective estimated fair values as of the date of acquisition is as follows:

	Estimated Fair Value (Preliminary)	Estimated Useful Life	Financial Statement Line Item
	(in thousands)	(in years)
Developed Technology	$96,700	5 to 8 years	Intangible assets, net
In-process research and development	69,500	Indefinite	Intangible assets, net
Goodwill	87,098	Indefinite	Goodwill
Assumed customer agreements	5,900	4 years	Intangible assets, net
Total assets acquired	$259,198
The fair value of developed technology and in-process research and development was estimated under the Multi-Period Excess Earnings Method and the fair value of the assumed customer agreements was estimated under the Discounted Cash Flow method. The fair value estimates for intangible assets include significant assumptions in the prospective financial information which include, but are not limited to, the revenue projections, and the discount rates. The Company used a discount rate ranging from 20.0% to 22.0%.
Goodwill is primarily attributed to the assembled workforce and expected synergies from acquiring the underlying IP. Goodwill from this business combination is deductible for income tax purposes.
In addition to the assets acquired, the Company also entered into a support services agreement with Aura for a period of five years, with $0.4 million payable each year. Costs for the support services will be recognized in cost of sales and research and development expenses in the periods in which services are received. Company will recognize the cost of these services ratably over the five-year service period. The Company concluded that the agreement was entered at market terms using a cost buildup approach.
Total acquisition-related costs incurred in connection with the business combination were $5.8 million and change in the fair value of acquisition related payables and sales based earnout liability was $1.9 million. All these costs are included in acquisition related costs in the consolidated statement of operations and comprehensive loss.
Since the date of acquisition, the net impact of the Aura acquisition on the consolidated statement of operations and comprehensive income was revenue and operating loss of $0.1 million and $2.2 million, respectively, for the year ended December 31, 2023.
Following are the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2022:

	For the year ended
Unaudited proforma information	December 31, 2023	December 31, 2022
	(in thousands)
Revenue	$146,343	$286,105
Net income (loss)	$(91,581)	$(451)
The supplemental pro forma information presents the combined results of operations for the years ended December 31, 2023 and 2022, as if the acquisition was completed on January 1, 2022, the first day of the fiscal year of 2022. The supplemental pro forma financial information presented above is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The proforma financial information includes a $5.8 million nonrecurring adjustment related to third party transaction costs.

3. Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$(80,535)	$23,254	$32,277
Weighted-average shares outstanding
Weighted average shares used to compute basic net income per share	22,188	21,245	19,006
Dilutive effect of employee equity incentive plans	—	1,419	2,138
Weighted average shares used to compute diluted net income (loss) per share	22,188	22,664	21,144
Net income (loss) attributable to common stockholders per share, basic	$(3.63)	$1.09	$1.70
Net income (loss) attributable to common stockholders per share, diluted	$(3.63)	$1.03	$1.53
Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of vested restricted stock units using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the year ended December 31, 2023, 2022, and 2021 the Company had 1,078,089, 309,963, and 3,955 potential shares from share-based awards that are anti-dilutive, respectively. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted loss per share for the year ended December 31, 2023 due to the net losses reported in this period.
4. Balance Sheets Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
	(in thousands)
Accounts receivable, gross	$21,911	$41,279	$38,426
Allowance for credit losses	(50)	(50)	(50)
Accounts receivable, net	$21,861	$41,229	$38,376
Inventory
Inventory consisted of the following:

	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Raw materials	$17,550	$17,518
Work in progress	35,193	33,687
Finished goods	12,796	6,445
Total inventories	$65,539	$57,650

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Prepaid expenses	$3,563	$3,118
Other current assets	4,078	2,973
Total prepaid expenses and other current assets	$7,641	$6,091
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Lab and manufacturing equipment	$80,772	$73,220
Computer equipment	3,541	3,170
Furniture and fixtures	969	509
Construction in progress	5,978	5,967
Leasehold improvements	7,847	7,129
	99,107	89,995
Accumulated depreciation	(44,422)	(31,223)
Total property and equipment, net	$54,685	$58,772
Depreciation expense related to property and equipment was $13.3 million, $10.1 million, and $5.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	As of
	December 31, 2023			December 31, 2022

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$96,700	$(159)	$96,541	$—	$—	$—
Contract based royalty asset	5,900	(121)	5,779	—	—	—
Internal use software	9,434	(9,234)	200	9,434	(8,833)	601
Purchased software	15,110	(10,051)	5,059	12,583	(7,979)	4,604
Total amortizable intangible assets	$127,144	$(19,565)	$107,579	$22,017	$(16,812)	$5,205
In-process research and development	69,500	—	69,500	—	—	—
Total intangible assets	$196,644	$(19,565)	$177,079	$22,017	$(16,812)	$5,205
Amortization expense for intangible assets was $2.9 million, $1.7 million, and $2.2 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

The estimated aggregate future amortization expense for intangible assets and subject to amortization as of December 31, 2023 is summarized as below:

(in thousands)
2024	$14,815
2025	15,293
2026	14,950
2027	14,605
2028	12,919
2029 and beyond	34,997
$107,579
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Accrued payroll and related benefits	$6,358	$6,109
Revenue reserves	2,954	1,840
Sales based earnout liability, current	19,733	—
Acquisition consideration payable, current	75,695	—
Deferred non-recurring engineering services	978	2,689
Short term lease liability	2,601	2,485
Accrued customer rebates	238	234
Other accrued expenses	4,147	5,556
Total accrued expenses and other current liabilities	$112,704	$18,913
As of December 31, 2021 and through June 30, 2022, the Company had recorded $2.7 million of accrued customer rebates as contra revenue under a customer agreement. In July 2022, the customer waived the right to the rebate and the Company recorded the $2.7 million of accrued customer rebate as revenue.
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	December 31, 2023	December 31, 2022
	(in thousands)
	(in thousands)
Sales based earnout liability, non-current	$83,728	$—
Acquisition consideration payable, non-current	33,086	—
Long term lease liability	5,423	8,149
Other long term liabilities	—	193
Total other non-current liabilities	$122,237	$8,342
5. Leases
The Company leases real estate property under operating leases. The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, Finland, and Ukraine all under non-cancellable operating leases with various expiration dates through May 2029.

In January 2021, the Company signed an amendment to its Santa Clara office space lease where the lessor provided the Company lease incentives of $0.4 million and extended the term of the lease by three months. The amendment was accounted as a single modified lease and the remaining payments were remeasured using an updated discount rate. The agreement provides for an option to renew for an additional 5 years and for monthly rent payments through the term of the lease. During the year ended December 31, 2023, the Company did not commence any new operating leases.
The remaining lease terms vary from a few months to 6 years. For certain of its leases, the Company has options to extend the lease term for periods varying from one to 5 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily composed of common area maintenance and utility charges.
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets as of December 31, 2023 and 2022:

	As of
	December 31, 2023	December 31, 2022

	(in thousands)
Right-of-use assets	$8,262	$10,848
Lease liabilities included in accrued expenses and other current liabilities	2,601	2,485
Lease liabilities included in other non-current liabilities	5,423	8,149
Total operating lease liabilities	$8,024	$10,634
Weighted-average remaining lease term (years)	3.1	4.0
Weighted-average discount rate	4.5%	4.6%
The table below presents certain information related to the lease costs for operating leases for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Operating lease cost	$3,024	$2,759	$1,761
Short-term lease cost	758	1,389	579
Variable lease cost	1,022	911	599
Total lease cost	$4,804	$5,059	$2,939
Cash paid for operating lease liabilities was $3.1 million, $2.5 million, and $1.7 million for the years ended December 31, 2023, 2022, and 2021 respectively.

Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2023:

(in thousands)
2024	$3,050
2025	2,711
2026	2,186
2027	492
2028	134
2029 and beyond	45
Total minimum lease payments	8,618
Less: amount of lease payments representing interest	(594)
Present value of future minimum lease payments	8,024
Less: current obligations under leases	(2,601)
Long-term lease liabilities	$5,423
6. Commitments and Contingencies
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. In addition, the Company has a multi-year agreement to purchase minimum quantities of MEMS wafers and is responsible for research and development, tooling, and samples cost under the agreement. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of December 31, 2023 were as follows:

(in thousands)
2024	$11,579
2025	8,317
2026	7,863
2027	1,419
2028	525
2029 and beyond	—
Total	$29,703
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
7. Stockholders’ Equity
The Company’s certificate of incorporation, as amended and currently in effect, authorizes the Company to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends. As of December 31, 2023 and 2022, there were no shares of preferred stock outstanding.
Follow-on Public Offerings
On February 22, 2021, the Company completed a follow-on public offering, in which it issued and sold 1,500,000 shares of its common stock, resulting in net proceeds to the Company of $181.6 million after deducting underwriting discounts and commissions of $8.6 million and offering costs of $0.3 million.
On November 10, 2021 the Company completed a follow-on public offering, in which it issued and sold 1,300,000 shares of its common stock, resulting in net proceeds to the Company of $279.0 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of $0.3 million.
At-The-Market offering
On May 4, 2022, the Company entered into a Sales Agreement ("Sales Agreement"), with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which the Company may offer and sell from time to time at its sole discretion, up to an aggregate of 800,000 shares of its common stock, par value $0.0001 per share, through Stifel as its sales agent. The Company used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. The Company has filed a prospectus supplement pursuant to the Sales Agreement for the offer and sale of up to an aggregate of 800,000 shares of its common stock. Subject to the terms and conditions of the Sales Agreement, Stifel will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Stifel a commission of up to 3% of the gross sales proceeds of any common stock sold through Stifel under the Sales Agreement. During the year ended December 31, 2023, the Company sold 400,000 shares of its common stock to Stifel under the Sales Agreement at a weighted average price of $115.06 per share resulting in net proceeds to the Company of $44.8 million, after deducting underwriting discounts and commissions of $0.9 million and offering costs of $0.3 million. During the year ended December 31, 2022, the Company sold 225,334 shares of its common stock to Stifel under the Sales Agreement at a weighted average price of $150.78 per share resulting in net proceeds to the Company of $33.0 million, after deducting underwriting discounts and commissions of $0.7 million and offering costs of $0.2 million.
8. Stock-based Compensation
SiTime Corporation 2019 Stock Incentive Plan
Upon completion of its IPO in November 2019, the Company adopted the SiTime Corporation 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2019 Plan vest at the rate specified by the plan administrator, for restricted stock unit awards primarily within the quarter up to five years. As of December 31, 2023, 1.3 million shares were available for future issuance.

SiTime Corporation 2022 Inducement Award Plan
In February 2022, the Company adopted the SiTime Corporation 2022 Inducement Award Plan (the "2022 Plan"), which initially reserved 250,000 shares of the Company's common stock. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation and cash awards, all of which may be granted to employees (including officers). Awards granted under the 2022 Plan vest at the rate specified by the plan administrator, for restricted stock unit awards primarily over one to four years. In February 2023, the Company amended and restated the 2022 Plan to reserve an additional 250,000 shares of the Company's common stock. As of December 31, 2023, 204,439 shares were available for future issuance.
Bonus and Retention Plans
On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the "Bonus and Retention Plan"). In each of January and July 2021, the Compensation Committee approved target bonus amounts and performance goals for the first half and second half, respectively, of the fiscal year 2021 (the “2021 Goals”). In January and August 2022, the Compensation Committee approved target bonus amounts and performance goals for the first half and second half, respectively, of the fiscal year 2022 (the “2022 Goals”). In January 2023, the Compensation Committee approved target bonus amounts and performance goals for the fiscal year 2023 (the “2023 Goals”). The 2021 Goals, 2022 Goals, and 2023 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the consolidated cash flow statements. The liability of $1.0 million for the 2023 Goals was recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2023. Actual payouts ranged from 76% to 150% of target for the 2021 Goals, ranged from 44% to 130% of target for the 2022 Goals, and ranged from 0% to 45% of target for the 2023 Goals, in each case based on performance.
In April 2022, the Company adopted a bonus plan for certain employees. The target bonuses are granted based on a fixed dollar amount to be settled in RSUs in the quarter following the end of the performance period. Due to the fixed dollar amount targets, the awards have been classified as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the table below. Such expense is included in the non-cash adjustment within stock-based compensation expense on the consolidated cash flow statements and was $2.8 million for the year ended December 31, 2023. The liability of $0.8 million was recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2023.
In December 2021, the Compensation Committee of the Company approved performance based restricted stock unit awards ("PRSU") with performance goals for the year 2022 (the “PRSU 2022 Goals”). The PRSU 2022 Goals were based on the achievement of a revenue goal. These grants were not earned and were cancelled in February 2023.
In February 2022, the Compensation Committee of the Company approved and granted to certain of the Company’s executive officers MYPSUs with vesting based on achievement of stock price targets, which are measured based on the 60-trading day average per share closing price of the Company’s common stock on the Nasdaq Global Market during the performance periods of up to six years from the date of grant, subject to the continued service of the grantee through the vest date. The grant-date fair value of each MYPSU was determined using a Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation included expected volatility of 44.4%, risk free rate of 1.83%, no expected dividend yield, expected term of six years and possible future stock prices over the performance period based on historical stock and market prices. The Company recognizes the expense related to the MYPSUs on a graded-vesting method over the requisite service period. To date, no MYPSUs have vested.
In the year ended December 31, 2020, the Company granted CRSUs as part of an employee bonus plan. The Company ended this program effective April 1, 2021. Generally, such units were granted quarterly and fully vested at the end of the quarter they were granted except units granted to new hires that had a one-year cliff vesting. Such awards were classified as liability-based awards.
In February 2023 and March 2023, the Compensation Committee of the Company approved PRSUs for the year 2023 with performance goals based on the achievement of revenue over a one year performance period (the “PRSU 2023 Goals”) and achievement of relative total stockholder return with a two year performance period (the "2023 TSR PRSU Goals"). The grant-date fair value of each PRSU with 2023 TSR PRSU Goals was determined using a Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation included expected volatility of 84.0% and 83.8%, risk free rate of 4.67% and 4.05%, no expected dividend yield, and expected term of 1.9 years and 1.8 years for the awards approved in February 2023 and March 2023, respectively. The Company recognizes the expense related to the PRSUs with PRSU 2023 Goals and PRSUs with 2023 TSR PRSU Goals on a graded-vesting method over the requisite performance period. These grants are included in the PRSU awards granted in the table below.
The following table summarizes the RSU, PRSU, and MYPSU awards activity for the year ended December 31, 2023:

	RSU		PRSU		MYPSU
	Number of Shares	Grant Date Fair Value per share	Number of Shares	Grant Date Fair Value per share	Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2022	1,717,994	$73.6	58,954	261.4	311,872	$88.6
Granted	570,202	120.1	122,466	145.5	—	—
Vested	(952,564)	58.4	—	—	—	—
Forfeited	(97,215)	154.4	(72,798)	239.4	(25,992)	88.6
Unvested at December 31, 2023	1,238,417	$103.8	108,622	$145.5	285,880	$88.6
The difference between the number of RSUs vested and the shares of common stock issued during the year ended December 31, 2023 and 2022 is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting. The weighted-average grant date fair value for RSUs granted for the years ended December 31, 2023, 2022, and 2021 was $120.1, $188.3, and $128.6 per share, respectively. The weighted-average grant date fair value for PRSUs granted for the years ended December 31, 2023 and 2021 was $145.5 and $261.4 per share, respectively. The weighted-average grant date fair value for MYPSUs granted for the year ended December 31, 2022 was $88.6 per share. No PRSUs were granted for the year ended December 31, 2022. No MYPSUs were granted for the years ended December 31, 2023 and 2021. The total grant date fair value, as of the vesting date, of awards vested during the years ended December 31, 2023, 2022, and 2021 were $55.6 million, $40.8 million, and $24.4 million, respectively.

Total stock-based compensation expense for employees recognized in the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Equity based awards
Cost of revenue	$2,765	$1,861	$1,654
Research and development	30,893	23,024	11,087
Selling, general and administrative	39,111	28,177	14,422
	$72,769	$53,062	$27,163

Liability based awards - to be settled in equity
Cost of revenue	$75	$121	$114
Research and development	2,017	2,214	492
Selling, general and administrative	1,892	2,018	2,223
	$3,984	$4,353	$2,829
Total stock-based compensation - equity and liability based	$76,753	$57,415	$29,992

Liability-based awards - cash settled
Cost of revenue	$—	$—	$102
Research and development	—	—	143
Selling, general and administrative	—	—	108
	$—	$—	$353
Total stock-based compensation expense	$76,753	$57,415	$30,345

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$72,769	$53,062	$27,163
Liability based awards - settled in equity	3,869	4,189	2,531
Total stock-based compensation expense recorded to additional paid-in capital	$76,638	$57,251	$29,694
The following table presents the unrecognized compensation costs and related weighted average period of recognition as of December 31, 2023:

	As of December 31, 2023
	Unrecognized Compensation Costs (in thousands)	Weighted Average Period of Recognition (in years)
RSUs	$103,995	1.8
PRSUs	6,341	1.4
MYPSUs	8,982	1.3
Liability-based awards	900	0.1
Total unrecognized compensation costs	$120,218

9. Income Taxes
The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)
United States	$(81,208)	$22,208	$32,379
Foreign	825	1,128	(24)
	$(80,383)	$23,336	$32,355
The components of income tax expense were as follows:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)
Current Provision:
Federal	$—	$—	$(11)
State	(1)	(1)	(1)
Foreign	(151)	(81)	(66)
Total current provision	(152)	(82)	(78)
Total deferred provision	—	—	—
Total income tax provision	$(152)	$(82)	$(78)
The material components of the deferred tax assets and liabilities consisted of net operating loss carry-forwards, Section 174 costs and tax credit carry-forwards.

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Deferred tax assets (liabilities):
Deferred tax assets:
Accrual, write-down and other	$9,169	$5,433	$5,442
Acquired assets	1,650	—	-
Capitalized research and development	37,706	23,513	-
Credits	5,657	5,657	-
Net operating loss and credits carry forwards	54,212	49,647	64,690
Gross deferred tax assets	$108,394	$84,250	$70,132
Deferred tax liabilities:
Depreciation and amortization	(2,622)	(1,576)	(818)
Gross deferred tax liabilities	$(2,622)	$(1,576)	$(818)
Total gross deferred tax assets (liabilities)	105,772	82,674	69,314
Valuation allowance	(105,772)	(82,674)	(69,314)
Total net deferred tax assets	$—	$—	$—
The net valuation allowance increased by $23.1 million and $13.4 million for the year ended December 31, 2023 and 2022 respectively.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2023	2022	2021

US Federal Rate	21.0%	21.0%	21.0%
RSU excess tax expense (benefit)	12.9	(88.6)	(79.0)
Permanent differences and others	(7.0)	10.9	15.7
Change in valuation allowance	(27.1)	57.0	42.3
	(0.2)%	0.3%	0.0%
The reported amount of income tax expense differs from an expected amount based on statutory rates primarily due to the Company’s valuation allowance.
As of December 31, 2023 and 2022, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2023 and 2022.
At December 31, 2023 and 2022, the Company has federal net operating loss carry-forwards of approximately $230.2 million and $213.3 million, respectively, and state net operating loss carry-forwards of approximately $83.7 million and $65.3 million, respectively. At December 31, 2023 and 2022, the Company has net operating loss carryforwards for foreign income tax purposes of approximately $1.7 million and $1.7 million, respectively. These federal, state, and foreign net operating loss carry-forwards will expire beginning in 2028.
At December 31, 2023 and 2022, the Company also has federal research and development tax credit carry-forwards of approximately $3.9 million and $3.9 million, respectively, and state research and development tax credit carry-forwards of approximately $3.6 million and $3.6 million, respectively. The federal tax credits begin to expire in 2025, and the California tax credits carry forward indefinitely.
Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“the Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
As of December 31, 2023 and 2022, the Company had $2.3 million and $2.3 million of total unrecognized tax benefits. The Company currently has a full valuation allowance against its net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to full valuation allowance of the Company’s deferred tax assets. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2023 and 2022, the Company had immaterial amounts related to the accrual of interest and penalties.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2023	2022

	(in thousands)
Beginning balance	$2,302	$2,431
Increase (decrease) in balance related to tax position taken during prior periods	—	—
Increase (decrease) in balance related to tax position taken during the current period	(31)	(129)
Ending balance	$2,271	$2,302
These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2023, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.7 million. The Company does not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.
The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the years ended December 31, 2023 and 2022.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. Due to the Company’s net losses, its federal, state and local, and foreign tax returns since inception are subject to audit.
10. 401(k) Plan
The Company has a 401(k) retirement plan for the U.S. based employees that qualifies as a defined contribution plan. All U.S. based employees are eligible to participate on the first day of the month following their hire date with the Company. Under the defined contribution plan, employees may contribute up to the lesser of 90% of their pre-tax salaries per year or the maximum contribution allowed under the Code. The Company may make discretionary matching contributions, if deferral contributions are made by the employees. The Company’s matching contributions for the years ended December 31, 2023, 2022, and 2021 resulted in expense of $1.3 million, $1.3 million, and $1.0 million respectively.
In addition, other eligible employees outside of the U.S. receive retirement benefits under various statutory plans. Expenses under the Company's statutory plans were not material for any of the periods presented.
11. Segment Information and Operations by Geographic Area
The Company operates in one reportable segment related to the design, development, and sale of silicon timing systems solutions. The chief operating decision maker for the Company is the Chief Executive Officer. The Company’s Chief Executive Officer reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure.
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

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Taiwan	$43,954	$101,849	$66,390
Hong Kong	31,987	59,209	82,503
United States	19,976	33,470	14,221
Singapore	16,466	22,439	14,371
Other	31,610	66,638	41,323
Total	$143,993	$283,605	$218,808

The following table sets forth the Company’s total property and equipment attributable to operations by country for countries with 10% or more of the Company’s net property and equipment as of the periods presented:

	As of
	December 31, 2023	December 31, 2022

	(in thousands)
United States	$22,540	$24,211
Malaysia	14,471	18,524
Taiwan	6,520	5,570
Other	11,154	10,467
Total	$54,685	$58,772
12. Related Party Transactions
The Company entered into an agreement with MegaChips Corporation ("MegaChips"), whereby the Company appointed MegaChips as a non-exclusive sales representative of its products in Japan. The Company sold products through MegaChips to distributors, resellers, or direct customers in Japan. The Company paid MegaChips a fixed percentage of the revenue as sales commission, which was recorded as commission expense and included in sales and marketing in the consolidated statements of operations and comprehensive loss. In connection with the Company's efforts to contract directly with distributors in Japan, the Company entered into a termination agreement with MegaChips pursuant to which the Company and MegaChips mutually terminated the Distribution Agreement effective November 3, 2021. The Company sold $8.2 million through the distribution agreement for the year ended December 31, 2021 and paid sales commissions of $0.3 million to MegaChips for such sales for the year ended December 31, 2021.
The Company also entered into a service and secondment agreement with MegaChips LSI USA Corporation, a wholly owned subsidiary of MegaChips, in 2020 that terminated on August 31, 2021. The Company paid $0.1 million in consulting fees for such service and secondment agreement in the year ended December 31, 2021.
MegaChips has been the largest stockholder of the Company and held approximately 20.7% and 23.0% of the Company’s outstanding common stock as of December 31, 2023 and December 31, 2022, respectively.
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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in internal control over financial reporting as described below.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting due to a deficiency in our review control over the classification of cash flows from investments within the statements of cash flows in accordance with applicable accounting guidance for the periods ended March, 31, 2023, June 30, 2023, and September 30, 2023.
Remediation Plan
The Company's management, under the oversight of the Audit Committee, has implemented additional review procedures to enhance our internal control over financial reporting with respect to the statement of cash flows. These review procedures include a review checklist to ensure that we apply the applicable accounting guidance under ASC 230, Statement of Cash Flows.
Management is committed to a strong internal control environment and believes that the measures described above remediate the material weakness in our internal control over financial reporting. Based on the additional procedures, which were implemented and operated effectively for the fourth fiscal quarter, we concluded that the control operated effectively as of the fiscal 2023 year-end. However, the remediation is not considered complete until such controls operate effectively for multiple periods. Therefore, we expect the remediation of this material weakness to be completed prior to the end of fiscal year 2024.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness in internal control over financial reporting described above. Our disclosure controls and procedures were not effective as of December 31, 2023.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under the caption “Remediation Plan.”

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
SiTime Corporation
Santa Clara, CA
Opinion on Internal Control over Financial Reporting
We have audited SiTime Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule (collectively referred to as “the financial statements”) and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the classification of cash flows from investments within the statement of cash flows, has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated February 26, 2024 on those financial statements.
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

/s/ BDO USA, P.C.
San Jose, California
February 26, 2024

Item 9B. Other Information.
Appointment of Chief Accounting Officer
On February 24, 2024, SiTime Corporation (the “Company”) promoted Samsheer Ahmad, 49, and appointed him Senior Vice President, Finance and Chief Accounting Officer. Mr. Ahmad joined the Company in May 2015 and has held various positions, most recently serving as Vice President of Finance and Accounting of the Company since July 2017. Prior to joining the Company, Mr. Ahmad worked at Guavus Inc. from 2014 to 2015 as Corporate Controller. From 2009 to 2014, Mr. Ahmad held various positions at TiVo Corporation, including Senior Director of Accounting. Mr. Ahmad holds a bachelor's degree in accounting and information systems from the University of the South Pacific. In connection with Mr. Ahmad’s promotion, subject to approval of the compensation committee of the board of directors, the Company will grant Mr. Ahmad a restricted stock unit award for 5,000 shares of the Company’s common stock under the Company’s 2019 Equity Incentive Plan pursuant to the Company’s standard form RSU agreement and Mr. Ahmad's salary will be increased to $330,000. Mr. Ahmad will also participate in the Bonus and Retention Plan with his annual target bonus amount set by the compensation committee of the board of directors. This equity award will vest quarterly over two years subject to his continued service on each vest date. In connection with his appointment, Mr. Ahmad will enter into the Company’s standard form of Indemnification Agreement, which is attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 16, 2021 (File No. 001-39135).
Trading Arrangements
During the Company's last fiscal quarter, the Company's directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of the Company's securities set forth in the table below:

Name of the Director or Officer	Designation of Director or Officer	Action	Adoption/Termination Date	Rule 10b5-1*	Expiration Date	Number of securities to be sold
Lionel Bonnot	Executive Vice President, Worldwide Sales and Business Development	Adoption	November 17, 2023	X	November 14, 2024	30,264*
Piyush Sevalia	Executive Vice President, Marketing	Adoption	November 27, 2023	X	December 1, 2024	30,180*
Vincent Pangrazio	Executive Vice President, Chief Legal Officer and Corporate Secretary	Adoption	December 1, 2023	X	February 28, 2025	13,211*
Kate Schuelke	Director	Adoption	December 4, 2023	X	May 31, 2024	1,094
*The actual number of securities that will be sold under the Rule 10b5-1 trading plan will be reduced by the number of     securities sold in accordance with an existing plan prior to its expiration.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth under the captions “Election of Directors – Directors and Nominees” and “Election of Directors – Executive Officers, Directors and Director Nominees” in our definitive proxy statement to be filed with the SEC, in connection with our 2024 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.
Information regarding Section 16(a) beneficial reporting compliance, if any, will be set forth under the section entitled “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our chief executive officer, chief financial officer, corporate controller, and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees and is available on our website at www.sitime.com. We have also adopted a Code of Ethics for Senior Financial Officers that specifically applies to our chief executive officer (our principal executive officer), chief financial officer (our principal financial officer), and chief accounting officer (our principal accounting officer). Stockholders may request a free copy of our Code of Ethics for Senior Financial Officers by contacting us at SiTime Corporation, Attention: Investor Relations, 5451 Patrick Henry Drive, Santa Clara, California 95054.
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
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2023. Information is included for equity compensation plans approved by our stockholders as well as our 2022 Amended and Restated Inducement Award Plan (the “Inducement Plan”) adopted by our compensation committee without approval of our stockholders. The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock units, and other stock-based awards. The Inducement Plan’s terms are substantially similar to the terms of SiTime’s 2019 Stock Incentive Plan, with the addition of certain terms and conditions intended to comply with the Nasdaq inducement award exception. Awards under the Inducement Plan may be granted only to employees who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules, and only when the award is an inducement material to such individual’s entering into employment with us, our subsidiaries or our affiliates within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by stockholders(1)	1,387,465	$—	1,344,878
Equity compensation plans not approved by stockholders(2)	245,454	-	204,439
Total	1,632,919	$-	1,549,317
(1)Consists solely of our 2019 Stock Incentive Plan (the “2019 Stock Plan”). The 2019 Stock Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2020, equal to the lesser of (i) 3% of the number of shares of common stock outstanding on the last day of the immediately preceding year, or (ii) if our Board acts prior to the first day of the year, such lesser amount that our Board determines for purposes of the annual increase of the year such number as determined by the plan administrator. As of January 1, 2024, the 2019 Stock Plan was increased by 680,764 shares pursuant to such evergreen provision. We have only granted RSUs from the 2019 Stock Plan, which have no exercise price.
(2)Consists solely of our Inducement Plan. We have only granted RSUs from the Inducement Plan, which have no exercise price.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
1.Financial Statements:
2.Financial Statement Schedule (Valuation and Qualifying Accounts) for the years ended December 31, 2023, 2022, and 2021:

Schedule II—Valuation and Qualifying Accounts	98
3.Exhibits:
The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of SiTime Corporation	8-K	001-39135	3.1	11/26/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39135	3.2	6/29/2021

4.1	Form of Common Stock Certificate of the Company	S-1	333-234305	4.1	10/23/2019

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39135	4.2	2/16/2021

10.1+	Form of Indemnification Agreement between the Company and its directors and officers	10-K	001-39135	10.1	2/16/2021

10.2+	2019 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder	S-1	333-234305	10.2	10/23/2019

10.3+	New Terms of Employment, dated October 21, 2014, between Rajesh Vashist and the Company	S-1	333-234305	10.3	10/23/2019

10.4+	Amendment to Terms of Employment Letter, dated June 14, 2016, between Rajesh Vashist and the Company	S-1	333-234305	10.4	10/23/2019

10.5+	Offer of Employment, dated September 24, 2019, between Arthur D. Chadwick and the Company	S-1	333-234305	10.5	10/23/2019

10.6+	Offer of Employment, dated January 27, 2018, between Lionel Bonnot and the Company	S-1	333-234305	10.6	10/23/2019

10.7+	New Terms of Employment, dated October 20, 2014, between Piyush B. Sevalia and the Company	S-1	333-234305	10.7	10/23/2019

10.8+	Change of Control and Severance Agreement, between the Company and Rajesh Vashist	S-1	333-234305	10.8	10/23/2019

10.9+	Form of Change of Control and Severance Agreement, between the Company and its Executives	S-1	333-234305	10.9	10/23/2019

10.12	Integration and Purchase Agreement, dated March 15, 2019, between the Company and MegaChips Corporation	S-1	333-234305	10.16	10/23/2019

10.13	Lease, dated April 15, 2016, between the Company and Batton Associates, LLC	S-1	333-234305	10.17	10/23/2019

10.14*	License Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.18	10/23/2019

10.15*	Amended and Restated Manufacturing Agreement, dated February 23, 2017, between the Company and Robert Bosch LLC	S-1	333-234305	10.19	10/23/2019

10.16*	Amendment No. 1 to Amended and Restated Manufacturing Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.20	10/23/2019

10.18*	Asset purchase agreement dated February 20, 2020, by and among MegaChips Taiwan Corporation and SiTime Corporation	10-Q	001-39135	10.2	5/7/2020

10.19+	Offer of Employment, dated June 5, 2020, between Vincent P. Pangrazio and SiTime Corporation	8-K	001-39135	10.1	6/9/2020

10.20+	Executive Bonus and Retention Plan	10-Q	001-39135	10.2	8/6/2020

10.21*	Asset Purchase Agreement dated August 4, 2020, by and among MegaChips Corporation and SiTime Corporation	10-Q	001-39135	10.3	8/6/2020

10.22+	Offer of Employment dated November 16, 2020, between Fari Assaderaghi and SiTime Corporation	10-K	001-39135	10.22	2/16/2021

10.23+	Independent Director Compensation Policy	10-Q	001-39135	10.2	5/4/2023

10.24+	Letter Agreement dated April 1, 2021 between Christine Heckart and SiTime Corporation	8-K	001-39135	10.1	4/5/2021

10.25+	Offer of Employment dated October 31, 2023, between Elizabeth Howe and SiTime Corporation					X

10.26+	Retirement Agreement dated October 30, 2023, between Arthur Chadwick and SiTime Corporation					X

10.27	First Amendment to Lease, dated January 7, 2021, between Batton Associates, LLC and SiTime Corporation	10-Q	001-39135	10.1	11/4/2021

10.28+	Letter Agreement, dated October 18, 2021, between Rajesh Vashist and SiTime Corporation	10-K	001-39135	10.28	2/25/2022

10.29+	Amendment to Letter Agreement dated October 11, 2022, between Rajesh Vashist and SiTime Corporation	10-K	001-39145	10.29	2/27/2023

10.30+	Second Amendment to Letter Agreement dated October 11, 2022, between Rajesh Vashist and SiTime Corporation					X

10.31+	SiTime Corporation Amended and Restated 2022 Inducement Award Plan and Form of Restricted Stock Unit Agreement	10-K	001-39145	10.29	2/27/2023

10.32	Sales Agreement dated May 4, 2022 between SiTime Corporation and Stifel, Nicolaus & Company, Incorporated	8-K	001-39135	1.1	5/4/2022

10.33	Master Framework Agreement, dated as of October 30, 2023, by and between SiTime Corporation, Ningbo Aura Semiconductor Co., Ltd., Aura Semiconductor Pvt. Ltd., Shaoxing Yuanfang Semiconductor Co Ltd., Aura Semiconductor Limited, and Aim Core Holdings Limited.	8-K	001-39135	10.1	11/1/2023

10.34+	Offer of Employment dated April 21, 2015 between SiTime Corporation and Samsheer Ahmad					X

21.1	Subsidiaries of the Company					X

23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Incentive Compensation Recoupment Policy	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.
All references to documents filed as exhibits to periodic reports are to periodic reports of SiTime Corporation, SEC File No. 001-39135.
______________
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
Item 16. Form 10-K Summary.
None

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Valuation and Qualifying Accounts
	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts	Deductions Credited to Expenses or Other Accounts	Balance at End of Period
	(in thousands)
Allowance for credit losses
Year Ended December 31, 2023	$50	$—	$—	$50
Year Ended December 31, 2022	$50	$—	$—	$50
Year Ended December 31, 2021	$50	$—	$—	$50
Deferred tax valuation allowance
Year Ended December 31, 2023	$82,674	$23,098	$—	$105,772
Year Ended December 31, 2022	$69,314	$13,360	$—	$82,674
Year Ended December 31, 2021	$55,951	$13,363	$—	$69,314

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiTime Corporation

Date: February 26, 2024	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe

Executive Vice President, Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rajesh Vashist and Elizabeth A. Howe, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place, or stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

Chief Executive Officer and Director
/s/ Rajesh Vashist	(Principal Executive Officer)	February 26, 2024
Rajesh Vashist

Executive Vice President, Chief Financial Officer
/s/ Elizabeth A. Howe	(Principal Financial Officer)	February 26, 2024
Elizabeth A. Howe

Senior Vice President, Finance and Chief Accounting Officer
/s/ Samsheer Ahmad	(Principal Accounting Officer)	February 26, 2024
Samsheer Ahmad

/s/ Raman K. Chitkara	Director	February 26, 2024
Raman K. Chitkara

/s/ Edward H. Frank	Director	February 26, 2024
Edward H. Frank

/s/ Torsten G. Kreindl	Director	February 26, 2024
Torsten G. Kreindl

/s/ Katherine E. Schuelke	Director	February 26, 2024
Katherine E. Schuelke

/s/ Akira Takata	Director	February 26, 2024
Akira Takata

/s/ Christine Heckart	Director	February 26, 2024
Christine Heckart

/s/ Tom D. Yiu	Director	February 26, 2024
Tom D. Yiu