Form 10-Q
period 2024-03-31
SITIME Corp
filed 2024-05-09
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2024, the registrant had 22,871,540 shares of common stock, $0.0001 par value per share, outstanding.

i

RISK FACTORS SUMMARY
Our business is subject to numerous risks, as more fully described in Part II, Item 1A "Risk Factors” below. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement or execute our business strategy. In particular, risks associated with our business include, among others:
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SiTime Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$96,275	$9,468
Short-term investments in held-to-maturity securities	421,006	518,733
Accounts receivable, net	16,774	21,861
Inventories	74,376	65,539
Prepaid expenses and other current assets	9,744	7,641
Total current assets	618,175	623,242
Property and equipment, net	53,394	54,685
Intangible assets, net	175,236	177,079
Right-of-use assets, net	7,582	8,262
Goodwill	87,098	87,098
Other assets	1,138	1,317
Total assets	$942,623	$951,683
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,790	$8,690
Accrued expenses and other current liabilities	108,607	112,704
Total current liabilities	119,397	121,394
Other non-current liabilities	127,016	122,237
Total liabilities	246,413	243,631
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 22,872 and 22,692 shares issued and outstanding at March 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	813,312	796,450
Accumulated deficit	(117,104)	(88,400)
Total stockholders’ equity	696,210	708,052
Total liabilities and stockholders’ equity	$942,623	$951,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$33,022	$38,343
Cost of revenue	15,361	15,302
Gross profit	17,661	23,041
Operating expenses:
Research and development	25,544	24,457
Selling, general and administrative	23,913	20,733
Acquisition related costs	3,242	—
Total operating expenses	52,699	45,190
Loss from operations	(35,038)	(22,149)
Interest income	6,560	5,629
Other income (expense), net	(213)	100
Loss before income taxes	(28,691)	(16,420)
Income tax expense	(13)	(70)
Net loss	$(28,704)	$(16,490)
Net loss attributable to common stockholders and comprehensive loss	$(28,704)	$(16,490)
Net loss per share attributable to common stockholders, basic	$(1.26)	$(0.76)
Net loss per share attributable to common stockholders, diluted	$(1.26)	$(0.76)
Weighted-average shares used to compute basic net loss per share	22,765	21,794
Weighted-average shares used to compute diluted net loss per share	22,765	21,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2023	22,692	$2	$796,450	$(88,400)	$708,052
Stock-based compensation expense	—	—	22,894	—	22,894
Net loss	—	—	—	(28,704)	(28,704)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	33	—	2,706	—	2,706
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	147	—	(8,738)	—	(8,738)
Balances at March 31, 2024	22,872	$2	$813,312	$(117,104)	$696,210

Balances at December 31, 2022	21,702	$2	$716,343	$(7,865)	$708,480
Stock-based compensation expense	—	—	19,136	—	19,136
Net loss	—	—	—	(16,490)	(16,490)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	12,749	—	12,749
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	150	—	(10,215)	—	(10,215)
Balances at March 31, 2023	21,952	$2	$738,013	$(24,355)	$713,660
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(28,704)	$(16,490)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	5,601	3,824
Stock-based compensation expense	21,703	18,536
Net change in unrealized interest on held to maturity securities	3,589	212
Change in fair value of sales based earnout liability	1,041	—
Change in fair value of acquisition consideration payable	1,585	—
Inventory write-down	826	771
Changes in assets and liabilities:
Accounts receivable, net	5,087	19,765
Inventories	(9,182)	(3,132)
Prepaid expenses and other assets	(1,923)	(2,895)
Accounts payable	2,591	(6,430)
Accrued expenses and other liabilities	(485)	(2,212)
Net cash provided by operating activities	1,729	11,949
Cash flows from investing activities
Purchase of held to maturity securities	(294,393)	(379,543)
Proceeds from maturity of held to maturity securities	388,531	371,007
Purchase of property and equipment	(2,907)	(2,094)
Cash paid for intangibles	(121)	(191)
Net cash provided by (used in) investing activities	91,110	(10,821)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(8,738)	(10,215)
Proceeds from public offering	3,009	13,119
Payments for offering costs	(303)	(370)
Net cash provided by (used in) financing activities	(6,032)	2,534
Net increase in cash and cash equivalents	86,807	3,662
Cash and cash equivalents
Beginning of period	9,468	34,603
End of period	$96,275	$38,265
Supplemental disclosure of cash flow information
Income taxes paid	12	104
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	375	486
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
The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K for the fiscal year ended December 31, 2023. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, for any future year, or for any other future interim period.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to these accounting policies through March 31, 2024.
Recent Accounting Pronouncements
There are currently no new accounting pronouncements with a future effective date that are considered material, or could be material, to us.
Note 2. Acquisitions
On December 1, 2023, we completed our acquisition of Aura's timing business and clock products, and an assembled workforce. The acquisition qualified as a business combination in accordance with ASC 805, Business Combinations and, accordingly, total consideration was first allocated to the fair value of assets acquired as of the date of acquisition, with the excess being recorded as goodwill. The acquisition date fair value of the purchase consideration was $259.2 million, which comprised the following:

Estimated Fair Value
(in thousands)
Fixed consideration	$139,946
Fair value of sales based earnout liability	102,278
Settlement of pre-existing arrangement	16,974
Total purchase consideration	$259,198
The preliminary purchase consideration allocation to the assets acquired based on their respective estimated fair values as of the date of acquisition is as follows:

	Estimated Fair Value (Preliminary)	Estimated Useful Life	Financial Statement Line Item
	(in thousands)	(in years)
Developed Technology	$96,700	5 to 8 years	Intangible assets, net
In-process research and development	69,500	Indefinite	Intangible assets, net
Assumed customer agreements	5,900	4 years	Intangible assets, net
Goodwill	87,098	Indefinite	Goodwill
Total assets acquired	$259,198
Following are the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2023:

	Three Months Ended March 31,
Unaudited pro forma information	2024	2023
	(in thousands)
Revenue	$33,022	$38,743
Net loss	$(28,705)	$(27,085)
The supplemental pro forma information presents the combined results of operations for the three months ended March 31, 2024 and 2023, as if the acquisition was completed on January 1, 2023, the first day of the fiscal year of 2023. The supplemental pro forma financial information presented above is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The proforma financial information includes a $6.5 million nonrecurring adjustment related to acquisition costs.
Note 3. Fair Value Measurements
Cash equivalents
At March 31, 2024 and December 31, 2023, highly liquid money market funds of $93.7 million and $0.4 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of March 31, 2024 and December 31, 2023, the Company had purchased Treasury Bills with maturities ranging from 3 to 12 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $421.0 million including gross accrued interest of $5.3 million as of March 31, 2024. As of March 31, 2024, the fair value and gross unrealized loss on the held-to-maturity securities was $420.6 million and $0.4 million respectively.
As of December 31, 2023, the amortized cost of the held-to-maturity securities totaled $518.7 million including gross accrued interest of $8.9 million. As of December 31, 2023, the fair value and gross unrealized loss on the held-to-maturity securities $519.0 million and $0.3 million respectively.
These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable.
Sales based earnout liability
The estimated fair value of the sales based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of March 31, 2024, the Company used a volatility rate of 20%, discount rate ranging from 4.2% to 5.4%, and an expected term ranging from 0.13 years to 4.63 years.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Amount
Fair value as of January 1, 2024	$103,461
Change in the fair value during the year	1,041
Fair value as of March 31, 2024	$104,502
There were no transfers between Level 1, Level 2, and Level 3 categories during any of the periods presented.

Note 4. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	March 31, 2024	December 31, 2023	December 31, 2022

	(in thousands)
Accounts receivable, gross	$16,824	$21,911	$41,279
Allowance for credit losses	(50)	(50)	(50)
Accounts receivable, net	$16,774	$21,861	$41,229
Inventories
Inventories consisted of the following:

	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Raw materials	$24,066	$17,550
Work in progress	35,248	35,193
Finished goods	15,062	12,796
Total inventories	$74,376	$65,539
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Prepaid expenses	$3,309	$3,563
Other current assets	6,435	4,078
Total prepaid expenses and other current assets	$9,744	$7,641

Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Lab and manufacturing equipment	$85,422	$80,772
Computer equipment	3,577	3,541
Furniture and fixtures	1,002	969
Construction in progress	3,429	5,978
Leasehold improvements	7,833	7,847
	101,263	99,107
Accumulated depreciation	(47,869)	(44,422)
Total property and equipment, net	$53,394	$54,685
Depreciation expense related to property and equipment was $3.6 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following:

	As of
	March 31, 2024			December 31, 2023

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$96,700	$(1,073)	$95,627	$96,700	$(159)	$96,541
Contract based royalty asset	$5,900	$(492)	$5,408	$5,900	$(121)	$5,779
Internal use software	$9,434	$(9,334)	$100	$9,434	$(9,234)	$200
Purchased software	15,227	(10,626)	4,601	15,110	(10,051)	5,059
Total amortizable intangible assets	$127,261	$(21,525)	$105,736	$127,144	$(19,565)	$107,579
In-process research and development	$69,500	$—	$69,500	$69,500	$—	$69,500
Total intangible assets	$196,761	$(21,525)	$175,236	$196,644	$(19,565)	$177,079
Amortization expense for intangible assets was $2.0 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2024 is summarized as below:

(in thousands)
2024 (remainder)	$12,030
2025	15,328
2026	14,986
2027	14,624
2028	12,912
2029 and beyond	35,856
$105,736

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Accrued payroll and related benefits	$5,782	$6,358
Revenue reserves	2,585	2,954
Sales based earnout liability, current	16,772	19,733
Acquisition consideration payable, current	76,245	75,695
Deferred non-recurring engineering services	617	978
Short term lease liability	2,531	2,601
Accrued customer rebates	238	238
Other accrued expenses	3,837	4,147
Total accrued expenses and other current liabilities	$108,607	$112,704
The Company recorded reductions to research and development expenses related to non-recurring engineering service arrangements in the condensed consolidated statements of operations of $0.4 million and $1.2 million during the three months ended March 31, 2024 and 2023, respectively.
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Sales based earnout liability, non-current	$87,730	$83,728
Acquisition consideration payable, non-current	34,500	33,086
Long term lease liability	4,786	5,423
Total other non-current liabilities	$127,016	$122,237
Note 5. Leases
The Company leases real estate property under operating leases. The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, Finland, Ukraine, and India, all under non-cancellable operating leases with various expiration dates through May 2029.
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
The table below presents the lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023

	(in thousands)
Right-of-use assets	$7,582	$8,262
Lease liabilities included in accrued expenses and other current liabilities	2,531	2,601
Lease liabilities included in other non-current liabilities	4,786	5,423
Total operating lease liabilities	$7,317	$8,024
Weighted-average remaining lease term (years)	2.9	3.1
Weighted-average discount rate	4.5%	4.5%

The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Operating lease cost	$748	$759
Short-term lease cost	177	177
Variable lease cost	316	264
Total lease cost	$1,241	$1,200
Cash paid for operating lease liabilities was $0.8 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2024:

(in thousands)
Remainder of 2024	$2,256
2025	2,714
2026	2,183
2027	490
2028	134
2029 and beyond	45
Total minimum lease payments	7,822
Less: amount of lease payments representing interest	(505)
Present value of future minimum lease payments	7,317
Less: current obligations under leases	(2,531)
Long-term lease liabilities	$4,786
Note 6. Stockholders’ Equity
At-The-Market offering
On February 27, 2024, the Company entered into a Sales Agreement ("Sales Agreement"), with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which the Company may offer and sell from time to time at its sole discretion, up to an aggregate of 1,200,000 shares of its common stock, par value $0.0001 per share, through Stifel acting as its sales agent. The Company used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. The Company has filed a prospectus supplement pursuant to the Sales Agreement for the offer and sale of up to an aggregate of 1,200,000 shares of its common stock. Subject to the terms and conditions of the Sales Agreement, Stifel will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Stifel a commission of up to 3% of the gross sales proceeds of any common stock sold through Stifel under the Sales Agreement.
During the three months ended March 31, 2024, the Company sold 32,500 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $92.57 per share resulting in net proceeds to the Company of $2.7 million, after deducting underwriting discounts and commissions of $0.1 million and offering costs of $0.2 million.

Equity Incentive Plans
The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three months ended March 31, 2024:

	RSU Number of Shares	Grant Date Fair Value per share	PRSU Number of Shares	Grant Date Fair Value per share	MYPSU Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2023	1,238,417	$103.8	108,622	$145.5	285,880	$88.6
Granted	391,669	110.8	146,116	77.4	—	—
Vested	(229,644)	86.0	—	—	—	—
Forfeited	(13,170)	126.0	(55,532)	123.6	—	—
Unvested at March 31, 2024	1,387,272	$108.5	199,206	$101.5	285,880	$88.6
In March 2024, the Compensation Committee approved target bonus amounts based on the achievement of revenue and individual performance goals for the fiscal year 2024 (the "2024 Goals"). The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.1 million for 2024 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2024.
In March 2024, the Compensation Committee of the Company approved PRSUs for the fiscal year 2024 with performance goals based on the achievement of relative total stockholder return with a three year performance period (the "2024 TSR PRSU Goals"). The grant-date fair value of each PRSU was determined using Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation included expected volatility of 74.7%, risk free rate of 4.5%, no expected dividend yield and expected term of 2.8 years. The Company recognizes the expense related to the 2024 TSR PRSU Goals on a graded-vesting method over the requisite performance period. These grants are included in the PRSU awards granted in the table above.
The Company also operates a bonus plan for certain employees which are based on a fixed dollar amount to be settled in RSUs. These awards are categorized as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.9 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2024.

Stock-Based Compensation
The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Equity based awards
Cost of revenue	$175	$628
Research and development	8,614	7,505
Selling, general and administrative	11,878	9,480
	$20,667	$17,613

Liability based awards - to be settled in equity
Cost of revenue	$4	$11
Research and development	563	526
Selling, general and administrative	469	386
	$1,036	$923
Total stock-based compensation - equity and liability based	$21,703	$18,536

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$20,667	$17,613
Liability based awards - settled in equity	1,759	1,523
Stock compensation expense capitalized to inventory	$468	$—
Total stock-based compensation expense recorded to additional paid-in capital	$22,894	$19,136
The following table presents the unrecognized compensation costs and related weighted average period of recognition as of March 31, 2024:

	As of
	March 31, 2024
	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$137.1	2.0
PRSUs	$16.0	1.5
MYPSUs	$6.9	1.2
Liability-based awards	$4.2	0.6
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

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Income loss before income taxes	$(28,691)	$(16,420)
Income tax expense	(13)	(70)
Effective tax rate	0%	0%
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
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of March 31, 2024.
The income tax provision was less than $0.1 million for both the three months ended March 31, 2024 and 2023. The effective tax rate was less than 1% for both the three months ended March 31, 2024 and 2023. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.
As of March 31, 2024 and December 31, 2023, the Company had $2.3 million and $2.3 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2024 and 2023, the Company recorded immaterial amounts related to the accrual of interest and penalties.
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
Revenue by geographic area is presented based upon the ship-to location of the customers who purchased the Company’s products which may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Taiwan	$9,559	$10,614
Hong Kong	10,452	6,308
United States	3,494	7,490
Singapore	2,210	3,782
Other	7,307	10,149
Total	$33,022	$38,343

The following table sets forth the Company’s total property and equipment attributable to operations by country as of the periods presented:

	As of
	March 31, 2024	December 31, 2023

	(in thousands)
United States	$20,492	$22,540
Malaysia	15,163	14,471
Taiwan	6,884	6,520
Other	10,855	11,154
	$53,394	$54,685
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
Note 10. Related Party Transactions
MegaChips Corporation is the largest stockholder of the Company and held approximately 18.6% and 20.7% of the Company’s outstanding common stock as of March 31, 2024 and December 31, 2023, respectively.
There were no transactions with related parties during the three months ended March 31, 2024 and 2023.
Note 11. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2024	2023

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(28,704)	$(16,490)
Weighted-average shares outstanding
Weighted average shares used to compute basic net loss per share	22,765	21,794
Dilutive effect of employee equity incentive plans	—	—
Weighted average shares used to compute diluted net loss per share	22,765	21,794
Net loss attributable to common stockholders per share, basic	$(1.26)	$(0.76)
Net loss attributable to common stockholders per share, diluted	$(1.26)	$(0.76)

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended March 31, 2024 and 2023, the Company had 932,535 and 415,017 potential shares from share-based awards that are anti-dilutive, respectively.

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
•our expectations of the success of our acquisitions and how we integrate and generate revenue;
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
These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in Part II, Item 1A "Risk Factors" of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.
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
Overview
The ability to accurately measure and reference time has been essential to humankind’s greatest inventions and technological advances. Timing technology has continued to evolve over centuries, forming a critical aspect of broader technological evolution. Timing is the heartbeat of digital electronic systems, ensuring that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as central processing units, communication and interface ICs, and radio frequency components. As electronics evolve to deliver higher performance levels, even in increasingly challenging environments, while also being more complex and size-constrained, we believe they will require more sophisticated semiconductor-based timing solutions that cannot be developed in legacy quartz crystal-based technologies. Precision timing ("Precision Timing"), fills this need with the performance, power, size, and cost that is required by these new applications.
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
Our all-silicon solutions are based on three fundamental areas of expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal design capabilities, and advanced system-level integration expertise. These areas of expertise enable us to design silicon MEMS resonators, analog circuits, as well as systems and packaging, and put these all together to deliver a system-level solution that solves customers’ complex timing problems. In this aspect, we believe we are different than quartz-based providers, who typically have expertise in designing and manufacturing resonator components, but usually outsource the analog and packaging. We also have a deep understanding of mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize MEMS first-silicon success, we have also developed our own MEMS simulation tools. We are also different in that our MEMS resonators are made using semiconductor technology which has significant benefits in features, performance, manufacturing, and cost, while the quartz suppliers use quartz crystal material. Compared to traditional clock IC suppliers, we are different in that we design the resonator in-house and can integrate it into the clock IC package. Our analog/mixed-signal die are developed using industry-standard processes and deliver high levels of performance using programmable phase-locked loops ("PLLs"), temperature sensors, regulators, data converters, drivers and other building blocks. Unlike most clock IC vendors, we do not rely on quartz vendors to provide the quartz resonator clock reference that is required for their clock ICs to function. Our expertise creates supply chain advantages for us and most importantly, enables us to design and build complete timing systems that result in performance advantages, providing a complete solution to the customer.
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
We believe that the total timing market is approximately $10 billion in size. Since our founding, we have focused on transforming this market with compelling solutions that solve difficult timing problems. Historically, our revenue has been substantially delivered from sales of oscillator systems across our target end markets. Since our initial public offering ("IPO") in November 2019, we’ve grown from 60 to 150 unique products and the price of our highest-value oscillator has grown manyfold. In addition to oscillators, we have expanded our product portfolio to include clock IC and timing synchronization solutions.
In December 2023, we closed the acquisition of certain assets and the exclusive license to certain intellectual property from Aura Semiconductor Pvt. Ltd. and certain of its affiliated entities (together, "Aura") relating to Aura's timing business and clock products, subject to certain covenants and restrictions. With this acquisition, we bring our expertise to the category of clocks, adding 20 best-in-class clocks at the close of the acquisition, and approximately an additional 20 products, starting at the second half of 2024 and through 2025. With the addition of all four categories of clock products including network synchronizers, jitter cleaners, clock generators, and buffers, we now offer a comprehensive portfolio of timing solutions. By pairing the new SiTime clocking products with our MEMS oscillators and/or our resonators, we expect to be able to offer a more complete clock tree that is simpler to design with higher performance, and more resilient to environmental stressors with better reliability. SiTime is now a key provider of all differentiated products in timing – oscillators, clocks, and resonators combined with depth in engineering expertise in Precision Timing solutions.
We sell our products primarily through distributors, who in turn sell to our end customers. We also sell products directly to some of our end customers. We leverage our global network of distributors to address the broad set of end markets we serve. For our largest accounts, dedicated sales personnel work with the end customer to ensure that our solutions fully address the end customer’s timing needs. Our smaller customers can select the optimum timing solution for their needs by working directly with our sales personnel or distributors or by shopping on our online store, SiTimeDirect™.
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
Since our IPO in November 2019, while our revenue has grown, gross margins have improved, and new opportunities for growth for our business have emerged, adverse macroeconomic events including geopolitical tensions and conflicts have substantially increased. In 2020 and 2021, there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company ("TSMC"), and affecting outsourced semiconductor assembly and test providers. We believe that the effects of the industry-wide supply constraints on other timing device suppliers contributed in part to our revenue and gross margin growth in 2021 and the first half of 2022. In 2022 and 2023 macroeconomic events such as rising inflation, fear of recession, equity market volatility, geopolitical tensions, war, decreased consumer spending, lower demand for electronic products following a period of strong demand during the COVID-19 pandemic, supply chain disruptions, and the COVID-19 pandemic measures implemented in China, harmed sales of our products and results of operations. We believe that some of our customers built up inventory of our products in 2022 to overcome the industry-wide supply constraints that occurred in the previous periods and that the macroeconomic events in the second half of 2022 and through 2023 led to reduced demand for our customers' products, which led to an inventory buildup at some of our customers and their affiliates, partners and contract manufacturers, which has adversely affected sales of our products. We believe that while this inventory buildup has reduced through the second half of 2023 and in 2024, any further increase could negatively impact the sales of our products and could result in decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customer and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict. For additional discussion please see Part II, Item 1A "Risk Factors" of this report, especially the risk factor titled “Global macroeconomic conditions have harmed and may continue to harm our business” and “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”
We have employees in Finland, France, Germany, Japan, Korea, Malaysia, the Netherlands, Taiwan, Ukraine, India, and the U.S.
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

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands except percentage)
Revenue	$33,022	$38,343	$(5,321)	(14%)
Revenue decreased by $5.3 million, or 14%, for the three months ended March 31, 2024 compared to the same period in the prior year. The decrease was primarily related to a decrease in average selling prices ("ASPs") of our products primarily due to change in mix of the products we shipped, partially offset by an increase in sales volume. Lower sales volume in the prior year was driven by excess inventory buildup at many of our customers, including our largest end customer, distributors and their affiliates, partners, and contract manufacturers, and lower demand for our products due to macroeconomic conditions.
Sales attributable to our largest end customer through multiple distributors accounted for 19% and 3% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Our end customers predominantly purchase our products from distributors. Our top three customers by revenue, which are distributors, together accounted for approximately 55% and 45% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Revenue attributable to our largest ten end customers accounted for 52% and 43% for the three months ended March 31, 2024 and 2023, respectively.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists of wafers acquired from third-party foundries, assembly, packaging, and test cost of our products paid to third-party contract manufacturers, amortization of acquired intangibles and personnel and other costs associated with our manufacturing operations. Cost of revenue also includes depreciation of production equipment, inventory write-

downs, amortization of internally developed software, shipping and handling costs, and allocation of overhead and facility costs. We also include credits for rebates received from foundries to cost of revenue.

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands except percentage)
Cost of Revenue	$15,361	$15,302	$59	0.4%
Gross Profit	$17,661	$23,041	$(5,380)	(23%)
Gross Margin	53%	60%
Gross profit decreased by $5.4 million in the three months ended March 31, 2024 compared to the same period in the prior year. Gross profit decreased $4.5 million mainly from lower revenue and $1.2 million due to higher stock-based compensation expense. This decrease was partially offset by lower other manufacturing and overhead costs of $0.3 million.
Gross margin was lower by 7% in the three months ended March 31, 2024 compared to the same period in the prior year. Of the decrease, 5.2% was mainly due to lower sales causing an unfavorable absorption of our manufacturing overhead costs and the additional 1.4% decline was contributed by lower ASP for the quarter due to change in mix of products shipped.
Gross margin may fluctuate from time to time due to a variety of factors. For additional discussion please see Part II, Item 1A "Risk Factors" of this report, especially the risk factor titled “Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition.”
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

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands except percentage)
Operating Expenses:
Research and development	$25,544	$24,457	$1,087	4%
Selling, general and administrative	23,913	20,733	3,180	15%
Acquisition related costs	3,242	—	3,242	n/a
Total operating expenses	$52,699	$45,190	$7,509	17%
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
Research and development expense increased by $1.1 million, or 4%, for the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to a decrease in non-recurring engineering contra-expense recognized of $0.9 million, an increase in depreciation and amortization of lab equipment and licenses of $0.2 million, and an increase in stock-based compensation expense of $1.1 million, offset by lower engineering spend towards ongoing new product development of $0.6 million and lower other personnel costs of $0.5 million.

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
Selling, general and administrative expense increased by $3.2 million, or 15%, for the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $2.5 million, higher other personnel costs of $0.5 million, and higher advertising costs of $0.4 million, partially offset by reduction in sales commission payouts by $0.3 million due to lower sales, and lower consulting fees of $0.3 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the acquisition closed during the year ended December 31, 2023 and changes in the fair value of the sales based earnout liability and acquisition consideration payable. We expect these costs to be dependent on the occurrence of future acquisitions and to be non-recurring. The acquisition related costs incurred for the three months ended March 31, 2024 were related to the completion of the Aura transaction. We may incur incremental costs in 2024 and beyond related to the Aura transaction.
Interest Income
Interest income consists primarily of interest income on short term investments.

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands except percentage)
Interest Income	$6,560	$5,629	$931	17%
Interest income increased by $0.9 million for the three months ended March 31, 2024, compared to the same period in the prior year due to an increase in interest rates in the current year.
Other Income (Expense), net
Other expense, net consists primarily of foreign exchange gains and losses.

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands except percentage)
Other income (expense), net	$(213)	$100	$(313)	(314%)
Other income (expense), net, increased by $0.3 million or 314% for the three months ended March 31, 2024, compared to the same period in the prior year primarily due to an increase in net unrealized loss on foreign exchange rates due to increased activities in our foreign subsidiaries and unfavorable exchange rate fluctuations.
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

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands except percentage)
Income tax expense	$(13)	$(70)	$57	(81%)
Liquidity and Capital Resources
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $96.3 million and $9.5 million, respectively. As of March 31, 2024 and December 31, 2023 we also held $421.0 million and $518.7 million of short-term investments, respectively in held-to-maturity securities which consisted of treasury bills. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services or technologies in the future.
In February 2024, we entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the three months ended March 31, 2024, we sold 32,500 shares of our common stock under the Sales Agreement at a weighted average price of $92.57 per share resulting in net proceeds to us of $2.7 million, after deducting underwriting discounts and commissions and offering costs. The Company used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.
Our purchase obligations primarily include design and simulation licenses and non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement. For information about our contractual obligations refer to "Note 5 - Lease" of the Notes to Condensed Consolidated Financial Statements for the period ending March 31, 2024 and "Note 6 - Commitments and Contingencies" of the Notes to the Consolidated Financial Statements filed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
We expect to continue our investing activities to support growth, primarily through the purchase of property and equipment, intellectual property licenses, and capitalized software, to support research and development, sales and marketing, product support, and administrative staff.
We believe that our existing cash and cash equivalents and our short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, costs to acquire or invest in complementary businesses and technologies, payment obligations associated with our completed acquisitions based on achievement of certain milestones, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot provide any assurance that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.
The table below summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$1,729	$11,949
Net cash provided by (used in) investing activities	91,110	(10,821)
Net cash provided by (used in) financing activities	(6,032)	2,534
Net increase in cash and cash equivalents	$86,807	$3,662
Operating Activities
In the three months ended March 31, 2024, net cash provided by operating activities of $1.7 million was primarily due to a net loss of $28.7 million and a change in operating assets and liabilities of $3.9 million, offset by non-cash expenses of

$34.3 million. Non-cash expenses were mainly related to depreciation and amortization, stock-based compensation expense, change in fair value of sales based earnout liability and acquisition consideration payable, and net change in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash used primarily due to an increase in inventories as we built our wafer inventory levels, and an increase in prepaid expenses and other assets due to timing of payments, partially offset by lower accounts receivable due to timing of payments and lower revenue, and higher accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments.
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
In the three months ended March 31, 2024, net cash provided by investing activities was $91.1 million. We paid $294.4 million to purchase short-term investments in held-to-maturity securities. We paid $3.0 million largely to purchase test and other manufacturing equipment and intangibles to support the general business operations. All such payments were offset by $388.5 million proceeds from the maturity of held to maturity investments.
Financing Activities
Our financing activities have primarily consisted of proceeds from issuance of shares and payments of withholding taxes on restricted stock units. During the three months ended March 31, 2024, we sold 32,500 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $2.7 million, after deducting underwriting discounts and commissions of $0.1 million and offering costs of $0.2 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $8.7 million.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements and accompanying disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission (the "SEC"), has defined a company’s critical accounting estimates as estimates that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting estimates to be as follows: (1) revenue recognition; (2) business combinations; and (3) inventory. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments, and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Finland, France, Japan, Germany, Korea, Malaysia, the Netherlands, Taiwan, Ukraine, and India. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging program with respect to foreign currency exchange risk.

Interest Rate Risk
We had cash and cash equivalents of $96.3 million and $9.5 million as of March 31, 2024 and December 31, 2023, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $421.0 million and $518.7 million consisting of treasury bills as of March 31, 2024 and December 31, 2023. Such interest-earning instruments carry a degree of interest rate risk. During the three months ended March 31, 2024 we have generated $6.6 million in interest income due to higher investment balance and rising interest rates.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2024, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $421.0 million, by an increase or decrease of approximately $0.7 million for the three months ended March 31, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d – 15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.
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
Remediation of Previously Disclosed Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management previously identified a material weakness in our internal control over financial reporting due to a deficiency in our review control over the classification of cash flows from investments within the statements of cash flows in accordance with applicable accounting guidance for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023.
Beginning the fourth fiscal quarter of 2023, we implemented changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness.
Specifically, we implemented the following changes and improvements:
•Implemented a cash flow review checklist to assist in appropriate classification of items within the cash flow statements; and
•Strengthened the internal review process to ensure additional layer of review of the quarterly cash flow statements;
Upon completion of our testing of the design and operating effectiveness of these new control procedures, management concluded that the previously-identified material weakness was remediated as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
Except for the remediation of material weakness discussed before, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this item is included in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 55% and 45% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 52% and 43% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Sales attributable to Apple Inc., our largest end customer accounted for approximately 19% and 3% of our revenue for the three months ended March 31, 2024 and 2023 respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek

Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, and India. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 89% and 80% of our revenue for the three months ended March 31, 2024 and 2023, respectively was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
•power outages and natural disasters; and
•travel, work-from-home or other restrictions or stoppages, like those imposed by governments around the world as a result of pandemics.
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
Pandemics, epidemics, or other outbreaks of disease have had and may in the future have an adverse impact upon our business, results of operations and financial condition.
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
Our revenue has fluctuated over time. Our revenue was $33.0 million and $38.3 million for the three months ended March 31, 2024 and 2023, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of March 31, 2024, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of March 31, 2024 and December 31, 2023, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of March 31, 2024, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley and U.S. Bancorp.
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
As discussed elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024, we identified a material weakness in our internal control over financial reporting related to the misclassification of “interest received upon maturity of held-to-maturity securities” as an investing activity instead of as an operating activity in the respective condensed consolidated statements of cash flows for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Management, under the oversight from the Audit Committee, implemented additional review procedures to enhance our internal control over financial reporting with respect to the statement of cash flows in order to remediate the material weakness. These review procedures include the development of a review checklist to ensure that we will apply the applicable accounting guidance under Accounting Standards Codification ("ASC") 230, Statement of Cash Flows.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of March 31, 2024, we had 125 issued U.S. patents, expiring generally between 2026 and 2040 and 40 pending U.S. patent applications (including 13 provisional applications). We also had four foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
MegaChips owns 4,250,000 shares of our common stock, representing approximately 18.6% of our outstanding common stock as of March 31, 2024. For so long as MegaChips or its successors in interest continue to hold the largest ownership position in our outstanding common stock, we expect MegaChips to continue to hold at least one out of eight seats on our board of directors, and to be influential in electing members of our board of directors. As long as MegaChips continues to be our largest stockholder, it will continue to have significant influence over us.
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
Item 5. Other Information.
Trading Arrangements
During the quarter ended March 31, 2024, the Company’s following officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K of the Exchange Act) described below:
On March 15, 2024, Samsheer Ahmad, Senior Vice President, Finance and Chief Accounting Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Ahmad's

trading arrangement provides for the sale through December 31, 2024 of upto 12,000 shares of common stock of the Company. Mr. Ahmad's trading arrangement terminates on the earlier of: (i) December 31, 2024, (ii) the first date on which all trades set forth in the trading arrangement have been executed, or (iii) such date the trading arrangement is otherwise terminated according to its terms.

Item 6. Exhibits.
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 29, 2021).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

10.1
Sales Agreement dated February 27, 2024 between the Company and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 27, 2024).

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

SiTime Corporation

Date: May 9, 2024	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)