Form 10-Q
period 2024-06-30
SITIME Corp
filed 2024-08-08
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2024, the registrant had 23,132,290 shares of common stock, $0.0001 par value per share, outstanding.

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
•We may be impacted by risks associated with the concentration of ownership of a significant portion of our stock, and our other shareholders’ ability to influence matters requiring stockholder approval will be limited, which could impact our business and operating results;
•Substantial future sales of our common stock could cause the market price of our common stock to decline; and
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SiTime Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$16,637	$9,468
Short-term investments in held-to-maturity securities	435,881	518,733
Accounts receivable, net	20,986	21,861
Inventories	70,785	65,539
Prepaid expenses and other current assets	9,278	7,641
Total current assets	553,567	623,242
Property and equipment, net	58,689	54,685
Intangible assets, net	171,149	177,079
Right-of-use assets, net	7,056	8,262
Goodwill	87,098	87,098
Other assets	996	1,317
Total assets	$878,555	$951,683
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$14,489	$8,690
Accrued expenses and other current liabilities	65,874	112,704
Total current liabilities	80,363	121,394
Other non-current liabilities	105,680	122,237
Total liabilities	186,043	243,631
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 23,132 and 22,692 shares issued and outstanding at June 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	836,383	796,450
Accumulated deficit	(143,873)	(88,400)
Total stockholders’ equity	692,512	708,052
Total liabilities and stockholders’ equity	$878,555	$951,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$43,866	$27,728	$76,888	$66,070
Cost of revenue	22,343	12,290	37,705	27,592
Gross profit	21,523	15,438	39,183	38,478
Operating expenses:
Research and development	25,490	26,567	51,034	51,024
Selling, general and administrative	25,190	21,276	49,102	42,009
Acquisition related costs	3,163	—	6,405	—
Total operating expenses	53,843	47,843	106,541	93,033
Loss from operations	(32,320)	(32,405)	(67,358)	(54,555)
Interest income	5,736	6,667	12,296	12,297
Other expense, net	(203)	(161)	(416)	(61)
Loss before income taxes	(26,787)	(25,899)	(55,478)	(42,319)
Income tax benefit (expense)	18	(23)	5	(93)
Net loss	$(26,769)	$(25,922)	$(55,473)	$(42,412)
Net loss attributable to common stockholders and comprehensive loss	$(26,769)	$(25,922)	$(55,473)	$(42,412)
Net loss per share attributable to common stockholders, basic	$(1.16)	$(1.17)	$(2.42)	$(1.93)
Net loss per share attributable to common stockholders, diluted	$(1.16)	$(1.17)	$(2.42)	$(1.93)
Weighted-average shares used to compute basic net loss per share	22,997	22,074	22,881	21,934
Weighted-average shares used to compute diluted net loss per share	22,997	22,074	22,881	21,934
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 2024	22,872	$2	$813,312	$(117,104)	$696,210
Stock-based compensation expense	—	—	22,353	—	22,353
Net loss	—	—	—	(26,769)	(26,769)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	12,349	—	12,349
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	160	—	(11,631)	—	(11,631)
Balances at June 30, 2024	23,132	$2	$836,383	$(143,873)	$692,512

Balances at March 31, 2023	21,952	$2	$738,013	$(24,355)	$713,660
Stock-based compensation expense	—	—	21,042	—	21,042
Net loss	—	—	—	(25,922)	(25,922)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	8,614	—	8,614
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	158	—	(9,127)	—	(9,127)
Balances at June 30, 2023	22,210	$2	$758,542	$(50,277)	$708,267

Balances at December 31, 2023	22,692	$2	$796,450	$(88,400)	$708,052
Stock-based compensation expense	—	—	45,247	—	45,247
Net loss	—	—	—	(55,473)	(55,473)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	133	—	15,054	—	15,054
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	307	—	(20,368)	—	(20,368)
Balances at June 30, 2024	23,132	$2	$836,383	$(143,873)	$692,512

Balances at December 31, 2022	21,702	$2	$716,343	$(7,865)	$708,480
Stock-based compensation expense	—	—	40,178	—	40,178
Net loss	—	—	—	(42,412)	(42,412)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	200	—	21,363	—	21,363
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	308	—	(19,342)	—	(19,342)
Balances at June 30, 2023	22,210	$2	$758,542	$(50,277)	$708,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(55,473)	$(42,412)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	13,526	7,747
Stock-based compensation expense	44,620	39,696
Net change in unrealized interest on held to maturity securities	(1,200)	(2,686)
Change in fair value of sales based earnout liability	3,311	—
Change in fair value of acquisition consideration payable	2,479	—
Inventory write-down	1,986	1,271
Changes in assets and liabilities:
Accounts receivable, net	875	25,460
Inventories	(6,393)	(7,873)
Prepaid expenses and other assets	(1,316)	(2,976)
Accounts payable	(414)	(5,210)
Accrued expenses and other liabilities	(453)	(1,000)
Net cash provided by operating activities	1,548	12,017
Cash flows from investing activities
Purchase of held to maturity securities	(343,951)	(536,558)
Proceeds from maturity of held to maturity securities	428,004	524,439
Purchase of property and equipment	(5,470)	(3,676)
Cash paid for intangibles	(171)	(2,471)
Net cash provided by (used in) investing activities	78,412	(18,266)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(20,368)	(19,342)
Proceeds from At-The-Market offering	15,727	21,976
Payments for At-The-Market offering costs	(608)	(613)
Payment of contingent consideration towards earnouts	(5,618)	—
Payment of deferred consideration towards acquisition consideration payable	(61,924)	—
Net cash (used in) provided by financing activities	(72,791)	2,021
Net increase (decrease) in cash and cash equivalents	7,169	(4,228)
Cash and cash equivalents
Beginning of period	9,468	34,603
End of period	$16,637	$30,375
Supplemental disclosure of cash flow information
Income taxes paid	27	137
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	7,079	1,043
Unpaid At-The-Market offering costs	65	—
Right-of-use assets acquired under operating leases	186	—
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant areas requiring the use of management estimates and assumptions include revenue recognition, fair value of earnout liabilities, estimate of reserve for excess and obsolete inventories, and sales reserves. Actual results could differ from those estimates.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to these accounting policies through June 30, 2024.
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
The preliminary purchase consideration allocation to the assets acquired based on their respective estimated fair values as of the date of acquisition is as follows:

	Estimated Fair Value (Preliminary)	Estimated Useful Life	Financial Statement Line Item
	(in thousands)	(in years)
Developed technology	$96,700	5 to 8 years	Intangible assets, net
In-process research and development	69,500	N/A	Intangible assets, net
Assumed customer agreements	5,900	4 years	Intangible assets, net
Goodwill	87,098	Indefinite	Goodwill
Total assets acquired	$259,198
Following are the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Unaudited pro forma information	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$43,866	$28,478	$76,888	$67,220
Net loss	$(26,769)	$(30,360)	$(55,473)	$(57,447)
The supplemental pro forma information presents the combined results of operations for the three and six months ended June 30, 2024 and 2023, as if the acquisition was completed on January 1, 2023, the first day of the fiscal year of 2023. The supplemental pro forma financial information presented above is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The proforma financial information includes a $6.5 million nonrecurring adjustment related to acquisition costs.
Note 3. Fair Value Measurements
Cash equivalents
At June 30, 2024 and December 31, 2023, highly liquid money market funds of $10.4 million and $0.4 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of June 30, 2024 and December 31, 2023, the Company had purchased Treasury Bills with maturities ranging from 3 to 12 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $435.9 million including gross accrued interest of $10.1 million as of June 30, 2024. As of June 30, 2024, the fair value and gross unrealized loss on the held-to-maturity securities was $435.5 million and $0.4 million respectively.
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
Sales based earnout liability
The estimated fair value of the sales based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of June 30, 2024, the Company used a volatility rate of 20%, risk free rate ranging from 4.3% to 5.4%, and an expected term ranging from 0.13 years to 4.38 years.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Amount
Fair value as of January 1, 2024	$103,461
Change in the fair value during the year recorded to acquisition related costs	3,311
Payments made during the period	(5,618)
Fair value as of June 30, 2024	$101,154
There were no transfers between Level 1, Level 2, and Level 3 categories during any of the periods presented.

Note 4. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	June 30, 2024	December 31, 2023	December 31, 2022

	(in thousands)
Accounts receivable, gross	$21,036	$21,911	$41,279
Allowance for credit losses	(50)	(50)	(50)
Accounts receivable, net	$20,986	$21,861	$41,229
Inventories
Inventories consisted of the following:

	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Raw materials	$15,092	$17,550
Work in progress	39,467	35,193
Finished goods	16,226	12,796
Total inventories	$70,785	$65,539
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Prepaid expenses	$3,350	$3,563
Other current assets	5,928	4,078
Total prepaid expenses and other current assets	$9,278	$7,641

Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Lab and manufacturing equipment	$88,472	$80,772
Computer equipment	3,716	3,541
Furniture and fixtures	1,169	969
Construction in progress	9,386	5,978
Leasehold improvements	7,640	7,847
	110,383	99,107
Accumulated depreciation	(51,694)	(44,422)
Total property and equipment, net	$58,689	$54,685
Depreciation expense related to property and equipment was $3.8 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively, and $7.4 million and $6.5 million for the six months ended June 30, 2024 and 2023, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following:

	As of
	June 30, 2024			December 31, 2023

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$96,700	$(4,167)	$92,533	$96,700	$(159)	$96,541
Contract based royalty asset	$5,900	$(860)	$5,040	$5,900	$(121)	$5,779
Internal use software	$9,434	$(9,434)	$—	$9,434	$(9,234)	$200
Purchased software	15,276	(11,200)	4,076	15,110	(10,051)	5,059
Total amortizable intangible assets	$127,310	$(25,661)	$101,649	$127,144	$(19,565)	$107,579
In-process research and development	$69,500	$—	$69,500	$69,500	$—	$69,500
Total intangible assets	$196,810	$(25,661)	$171,149	$196,644	$(19,565)	$177,079
Amortization expense for intangible assets was $4.1 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $6.1 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2024 is summarized as below:

(in thousands)
2024 (remainder)	$7,870
2025	15,343
2026	15,002
2027	14,634
2028	12,912
2029 and beyond	35,888
$101,649

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Accrued payroll and related benefits	$7,068	$6,358
Revenue reserves	3,365	2,954
Sales based earnout liability, current	21,514	19,733
Acquisition consideration payable, current	27,192	75,695
Short term lease liability	2,544	2,601
Other accrued expenses	4,191	5,363
Total accrued expenses and other current liabilities	$65,874	$112,704
The Company recorded reductions to research and development expenses related to non-recurring engineering service arrangements in the condensed consolidated statements of operations of $0.3 million and $0.5 million during the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively.
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Sales based earnout liability, non-current	$79,640	$83,728
Acquisition consideration payable, non-current	21,825	33,086
Long term lease liability	4,215	5,423
Total other non-current liabilities	$105,680	$122,237
Note 5. Leases
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
The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023

	(in thousands)
Right-of-use assets	$7,056	$8,262
Lease liabilities included in accrued expenses and other current liabilities	2,544	2,601
Lease liabilities included in other non-current liabilities	4,215	5,423
Total operating lease liabilities	$6,759	$8,024
Weighted-average remaining lease term (years)	2.7	3.1
Weighted-average discount rate	4.6%	4.5%

The table below presents certain information related to the lease costs for operating leases for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Operating lease cost	$754	$758	$1,502	$1,517
Short-term lease cost	238	135	415	312
Variable lease cost	268	290	679	567
Total lease cost	$1,260	$1,183	$2,596	$2,396
Cash paid for operating lease liabilities was $0.8 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively.
Cash paid for operating lease liabilities was $1.5 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.
Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2024:

(in thousands)
Remainder of 2024	$1,533
2025	2,796
2026	2,195
2027	490
2028	134
2029 and beyond	45
Total minimum lease payments	7,193
Less: amount of lease payments representing interest	(434)
Present value of future minimum lease payments	6,759
Less: current obligations under leases	(2,544)
Long-term lease liabilities	$4,215
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
During the three months ended June 30, 2024, the Company sold 100,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $127.18 per share resulting in net proceeds to the Company of $12.3 million, after deducting underwriting discounts and commissions of $0.3 million and offering costs of $0.1 million. During the six months ended June 30, 2024, the Company sold 132,500 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $118.69 per share resulting in net proceeds to the Company of $15.0 million, after deducting underwriting discounts and commissions of $0.3 million and deferred offering costs of $0.4 million.

Equity Incentive Plans
The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three and six months ended June 30, 2024:

	RSU Number of Shares	Grant Date Fair Value per share	PRSU Number of Shares	Grant Date Fair Value per share	MYPSU Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2023	1,238,417	$103.8	108,622	$145.5	285,880	$88.6
Granted	391,669	110.8	146,116	77.4	—	—
Vested	(229,644)	86.0	—	—	—	—
Forfeited	(13,170)	126.0	(55,532)	123.6	—	—
Unvested at March 31, 2024	1,387,272	$108.5	199,206	$101.5	285,880	$88.6
Granted	80,159	101.2	—	—	—	—
Vested	(248,988)	85.7	—	—	—	—
Forfeited	(26,539)	136.3	—	—	—	—
Unvested at June 30, 2024	1,191,904	$112.1	199,206	$101.5	285,880	$88.6
In March 2024, the Compensation Committee approved target bonus amounts based on the achievement of revenue and individual performance goals for the fiscal year 2024 (the "2024 Goals"). The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.9 million for 2024 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2024.
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
The Company also operates a bonus plan for certain employees which are based on a fixed dollar amount to be settled in RSUs. These awards are categorized as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $1.0 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2024.

Stock-Based Compensation
The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Equity based awards
Cost of revenue	$315	$696	$491	$1,324
Research and development	8,623	9,506	17,236	17,011
Selling, general and administrative	12,213	10,076	24,091	19,556
	$21,151	$20,278	$41,818	$37,891

Liability based awards - to be settled in equity
Cost of revenue	$12	$17	$16	$28
Research and development	791	477	1,354	1,003
Selling, general and administrative	963	388	1,432	774
	$1,766	$882	$2,802	$1,805

Total stock-based compensation expense - equity and liability based	$22,917	$21,160	$44,620	$39,696

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$21,151	$20,278	$41,818	$37,891
Liability based awards - settled in equity	865	764	2,624	2,287
Stock compensation expense capitalized to inventory	$337	$—	$805	$—
Total stock-based compensation expense recorded to additional paid-in capital	$22,353	$21,042	$45,247	$40,178
The following table presents the unrecognized compensation costs and related weighted average period of recognition as of June 30, 2024:

	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$122.6	1.9
PRSUs	$14.1	1.3
MYPSUs	$5.2	1.0
Liability-based awards	$4.1	0.5
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

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Loss before income taxes	$(26,787)	$(25,899)	$(55,478)	$(42,319)
Income tax benefit (expense)	18	(23)	5	(93)
Effective tax rate	0%	0%	0%	0%
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
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of June 30, 2024.
The income tax provision was less than $0.1 million for both the three and six months ended June 30, 2024 and 2023. The effective tax rate was less than 1% for both the three and six months ended June 30, 2024 and 2023. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.
As of June 30, 2024 and December 31, 2023, the Company had $2.3 million and $2.3 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2024 and 2023, the Company recorded immaterial amounts related to the accrual of interest and penalties.
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
Revenue by geographic area is presented based upon the ship-to location of the customers who purchased the Company’s products which may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Taiwan	$12,052	$5,290	$21,611	$15,904
Hong Kong	15,082	6,538	25,536	12,846
United States	4,129	4,134	7,623	11,624
Singapore	4,259	3,666	6,468	7,448
Other	8,344	8,100	15,650	18,248
Total	$43,866	$27,728	$76,888	$66,070

The following table sets forth the Company’s total property and equipment attributable to operations by country as of the periods presented:

	As of
	June 30, 2024	December 31, 2023

	(in thousands)
United States	$27,838	$22,540
Malaysia	14,254	14,471
Taiwan	6,720	6,520
Other	9,877	11,154
	$58,689	$54,685
Note 9. Commitments and Contingencies
Legal Matters
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. We did not have any amounts accrued towards these matters as of June 30, 2024
Indemnification
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
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. In addition, the Company has a multi-year agreement to purchase minimum quantities of MEMS wafers and is responsible for research and development, tooling, and samples cost under the agreement. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of June 30, 2024 were as follows:

(in thousands)
Remainder of 2024	$4,059
2025	8,654
2026	8,239
2027	1,419
2028	525
Total	$22,896

Note 10. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(26,769)	$(25,922)	$(55,473)	$(42,412)
Weighted-average shares outstanding
Weighted average shares used to compute basic net loss per share	22,997	22,074	22,881	21,934
Dilutive effect of employee equity incentive plans	—	—	—	—
Weighted average shares used to compute diluted net loss per share	22,997	22,074	22,881	21,934
Net loss attributable to common stockholders per share, basic	$(1.16)	$(1.17)	$(2.42)	$(1.93)
Net loss attributable to common stockholders per share, diluted	$(1.16)	$(1.17)	$(2.42)	$(1.93)
Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended June 30, 2024 and 2023, the Company had 766,620 and 1,267,359 potential shares from share-based awards that are anti-dilutive, respectively. During the six months ended June 30, 2024 and 2023, the Company had 698,148 and 1,353,845 potential shares from share-based awards that are anti-dilutive, respectively.

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
We operate a fabless business model, where we outsource manufacturing to semiconductor industry suppliers, which allows us to focus on, and excel in, the design, marketing, and sales of our products. A fabless infrastructure gives us production flexibility and the ability to scale capacity up and down quickly to meet demand. While this model allows us to operate with lower capital expenditure investment than other semiconductor companies that own fabs, we may be required to make such investments from time to time primarily to strengthen our supply chain and optimize our costs. These investments could put downward pressure on our gross margins if demand for our products does not materialize as expected. Our programmable architecture also plays a key role in ensuring optimal production flexibility, as it allows us to offer shorter lead times and the ability to meet custom requirements more easily.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Revenue	$43,866	$27,728	$16,138	58%	$76,888	$66,070	$10,818	16%
Revenue increased by $16.1 million, or 58%, for the three months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily related to an increase in sales volume as well as increase in average selling prices ("ASPs") of our products due to change in mix of the products we shipped. Lower sales volume in the prior year was driven by excess inventory buildup at many of our customers, including our largest end customer, distributors and their affiliates, partners, and contract manufacturers, and lower demand for our products due to macroeconomic conditions.
Revenue increased by $10.8 million, or 16.4%, for the six months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily related to an increase in sales volume, partially offset by a decrease in ASPs. Lower sales volume in the prior year was driven by excess inventory buildup at many of our customers, including our largest end customer, distributors and their affiliates, partners, and contract manufacturers, and lower demand for our products due to macroeconomic conditions. Lower ASPs of our products were related to change in mix of the products we shipped.
Sales attributable to our largest end customer through multiple distributors accounted for 18% and 16% of our revenue for the three months ended June 30, 2024 and 2023, respectively, and 18% and 9% of our revenue for the six months ended June 30, 2024 and 2023, respectively. Our end customers predominantly purchase our products from distributors. Our top three customers by revenue, which are distributors, together accounted for approximately 55% and 45% of our revenue for the three months ended June 30, 2024 and 2023, respectively, and 54% and 44% of our revenues for the six months ended June 30, 2024 and 2023, respectively. Revenue attributable to our largest ten end customers accounted for 59% and 42% for the three months ended June 30, 2024 and 2023, respectively, and 57% and 40% of our revenues for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$22,343	$12,290	$10,053	82%	$37,705	$27,592	$10,113	37%
Gross Profit	$21,523	$15,438	$6,085	39%	$39,183	$38,478	$705	2%
Gross Margin	49%	56%			51%	58%
Gross profit increased by $6.1 million in the three months ended June 30, 2024 compared to the same period in the prior year. Gross profit increased $11.6 million mainly from higher revenue. This increase was partially offset by higher stock-based compensation expense of $3.4 million due to new grants, and higher other manufacturing and overhead costs of $2.1 million, which primarily consists of depreciation and amortization, freight outwards and inventory reserves.
Gross profit increased by $0.7 million in the six months ended June 30, 2024 compared to the same period in the prior year. Gross profit increased $7.1 million mainly from higher revenue. This increase was partially offset by higher stock-based compensation expense of $4.6 million and higher other manufacturing and overhead costs of $1.8 million.
Gross margin was lower by 7% in the three months ended June 30, 2024 compared to the same period in the prior year. The decrease was primarily due to an increase in stock-based compensation expense by 8%. This increase was partially offset by the positive impact of higher sales resulting in a favorable absorption of our manufacturing overhead costs by 1%.
Gross margin was lower by 7% in the six months ended June 30, 2024 compared to the same period in the prior year. Of the decrease, 6% was mainly due to higher stock-based compensation expense and the additional 1% decline was due to lower ASP for the six months ended June 30, 2024.
Gross margin may fluctuate from time to time due to a variety of factors. For additional discussion please see Part II, Item 1A "Risk Factors" of this report, especially the risk factor titled “Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition.”
Operating Expenses
Our operating expenses consist of research and development, selling, general and administrative expenses, and acquisition related costs. Personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and commissions. Our operating expenses also include consulting costs, allocated costs of facilities, information technology and depreciation.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$25,490	$26,567	$(1,077)	(4%)	$51,034	$51,024	$10	0%
Selling, general and administrative	25,190	21,276	3,914	18%	49,102	42,009	7,093	17%
Acquisition related costs	3,163	—	3,163	n/a	6,405	—	6,405	n/a
Total operating expenses	$53,843	$47,843	$6,000	13%	$106,541	$93,033	$13,508	15%

Research and Development
Our research and development efforts are focused on the design and development of Precision Timing solutions. Our research and development expense consists primarily of personnel costs, pre-production engineering mask costs, software license expenses, design tools and prototype-related expenses, facility costs, supplies, professional and consulting fees, and allocated overhead costs, which may be offset by non-recurring engineering contra-expenses recorded in certain periods. There is no assurance that we will have non-recurring engineering contra-expense from period to period. We expense research and development costs as incurred. We believe that continued investment in our products and services is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase in absolute dollars. However, we expect our research and development expenses to fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
Research and development expense decreased by $1.1 million, or 4%, for the three months ended June 30, 2024 compared to the same period in the prior year, primarily due to a decrease in stock-based compensation expense of $0.6 million and lower engineering spend towards ongoing new product development of $0.4 million.
Research and development expense increased by an immaterial amount for the six months ended June 30, 2024 compared to the same period in the prior year. The change in the current year was primarily due to an increase in stock-based compensation expense of $0.6 million, a reduction in non-recurring engineering contra-expense recognized of $0.8 million, and an increase in depreciation and amortization of lab equipment and licenses of $0.4 million, and offset by lower engineering spend towards ongoing new product development of $1.0 million and lower personnel costs of $0.7 million.
Sales, General and Administrative
Sales, general and administrative expense consists of personnel costs, professional and consulting fees, accounting and audit fees, legal costs, field application engineering support, travel costs, advertising expenses and allocated overhead costs. We expect sales, general and administrative expenses to continue to increase in absolute dollars as we increase our personnel and grow our operations, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
Selling, general and administrative expense increased by $3.9 million, or 18%, for the three months ended June 30, 2024 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $2.7 million due to new grants, higher other personnel costs of $1.1 million, and higher sales commission payouts due to higher sales of $0.5 million, partially offset by reduction in consulting fees of $0.6 million.
Selling, general and administrative expense increased by $7.1 million, or 17%, for the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $5.2 million due to new grants, higher other personnel costs of $1.7 million, higher advertising spend of $0.2 million and higher sales commission payouts due to higher sales of $0.2 million, offset by reduction in consulting fees of $0.8 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the acquisition closed during the year ended December 31, 2023 and changes in the fair value of the sales based earnout liability and acquisition consideration payable. The acquisition related costs incurred for the three and six months ended June 30, 2024 were related to the Aura transaction. We will incur incremental costs in 2024 and beyond related to the Aura transaction arising from changes in the fair value of the sales based earnout liability and acquisition consideration payable.
Interest Income
Interest income consists primarily of interest income on short term investments.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Interest Income	$5,736	$6,667	$(931)	(14%)	$12,296	$12,297	$(1)	—%
Interest income decreased by $0.9 million for the three months ended June 30, 2024, compared to the same period in the prior year due to a decrease in investment balances upon payment of acquisition consideration and earnout in the current quarter.
Interest income changed by an immaterial amount for the six months ended June 30, 2024, compared to the same period in the prior year.

Other Expense, net
Other expense, net consists primarily of foreign exchange gains and losses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Other expense, net	$(203)	$(161)	$(42)	26%	$(416)	$(61)	$(355)	582%
Other expense, net, increased by an immaterial amount for the three months ended June 30, 2024, compared to the same period in the prior year.
Other expense, net, increased by $0.4 million for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to an increase in net unrealized loss on foreign exchange rates due to increased activities in our foreign subsidiaries and unfavorable exchange rate fluctuations.
Income Tax Benefit (Expense)
Income tax benefit (expense) consists primarily of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax asset is uncertain, including NOL carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Income tax benefit (expense)	$18	$(23)	$41	(180%)	$5	$(93)	$98	(105%)
Liquidity and Capital Resources
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $16.6 million and $9.5 million, respectively. As of June 30, 2024 and December 31, 2023 we also held $435.9 million and $518.7 million of short-term investments, respectively in held-to-maturity securities which consisted of treasury bills. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services or technologies in the future.
In February 2024, we entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the six months ended June 30, 2024, we sold 132,500 shares of our common stock under the Sales Agreement at a weighted average price of $118.69 per share resulting in net proceeds to us of $15.0 million, after deducting underwriting discounts and commissions and offering costs. The Company used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.
Our purchase obligations primarily include design and simulation licenses and non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement. For information about our contractual obligations refer to "Note 5 - Leases" and "Note 9 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for the period ending June 30, 2024.
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
The table below summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$1,548	$12,017
Net cash provided by (used in) investing activities	78,412	(18,266)
Net cash (used in) provided by financing activities	(72,791)	2,021
Net increase in cash and cash equivalents	$7,169	$(4,228)
Operating Activities
In the six months ended June 30, 2024, net cash provided by operating activities of $1.5 million was primarily due to a net loss of $55.5 million, payments towards the Aura transaction of $1.1 million and a change in operating assets and liabilities of $6.6 million, offset by non-cash expenses of $64.7 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, change in fair value of sales based earnout liability and acquisition consideration payable, inventory write-down and net change in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash used primarily due to an increase in inventories as we built our wafer inventory levels, and an increase in prepaid expenses and other assets due to timing of payments, lower accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments, partially offset by lower accounts receivable due to timing of payments.
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
In the six months ended June 30, 2024, net cash provided by investing activities was $78.4 million. We paid $344.0 million to purchase short-term investments in held-to-maturity securities. We paid $5.6 million largely to purchase test and other manufacturing equipment and intangibles to support the general business operations. All such payments were offset by $428.0 million proceeds from the maturity of held to maturity investments.
Financing Activities
Our financing activities have primarily consisted of proceeds from issuance of shares, payments of withholding taxes on restricted stock units and payment of acquisition related consideration and earnouts. During the six months ended June 30, 2024, we sold 132,500 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $15.0 million, after deducting underwriting discounts and commissions of $0.3 million and offering costs of $0.4 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $20.4 million, payment towards the Aura transaction of $61.9 million and related payment of earnouts of $5.6 million.
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
Interest Rate Risk
We had cash and cash equivalents of $16.6 million and $9.5 million as of June 30, 2024 and December 31, 2023, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $435.9 million and $518.7 million consisting of treasury bills as of June 30, 2024 and December 31, 2023. Such interest-earning instruments carry a degree of interest rate risk. During the six months ended June 30, 2024 we have generated $12.3 million in interest income through our investment balance.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2024, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $435.9 million, by an increase or decrease of approximately $1.2 million for the six months ended June 30, 2024.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 55% and 45% of our revenue for the three months ended June 30, 2024 and 2023, respectively, and 54% and 44% of our revenue six months ended June 30, 2024 and 2023 respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 59% and 42% of our revenue for the three months ended June 30, 2024 and 2023, respectively, and 57% and 40% of our revenue for the six months ended June 30, 2024 and 2023 respectively. Sales attributable to Apple Inc., our largest end customer accounted for approximately 18% and 16% of our revenue for the three months ended June 30, 2024 and 2023 respectively, and 18% and 9% of our revenue for the six months ended June 30, 2024 and 2023 respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, and India. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 91% and 85% of our revenue for the three months ended June 30,

2024 and 2023, respectively, and approximately 90% and 82% of our revenue for the six months ended June 30, 2024 and 2023 respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
Our revenue has fluctuated over time. Our revenue was $43.9 million and $27.7 million for the three months ended June 30, 2024 and 2023, respectively, and $76.9 million and $66.1 million for the six months ended June 30, 2024 and 2023, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of June 30, 2024, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of June 30, 2024 and December 31, 2023, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of June 30, 2024, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley and U.S. Bancorp.
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
We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition, and results of operations.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of June 30, 2024, we had 129 issued U.S. patents, expiring generally between 2026 and 2040 and 43 pending U.S. patent applications (including 14 provisional applications). We also had five foreign issued patents expiring in 2036 and four pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
Risks Related to Concentration of Ownership in Our Common Stock
As long as a limited number of stockholders hold a significant amount of our stock, our other stockholders’ ability to influence matters requiring stockholder approval will be limited.
Based on the latest filings with the SEC, holders of 5% or more of our common stock and their affiliates, beneficially owned approximately 56.7% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2024. As a result, this group of stockholders has the ability to significantly influence us through this ownership position.
For example, as long as this group of stockholders continue to hold a significant or the largest ownership position in our outstanding common stock, they may have the ability to affect the outcome of any stockholder vote during this period. As a result, they will have the ability to exert significant influence over many matters affecting us, either through a board representative or as a stockholder, including:
•determinations with respect to our business plans and policies, including the appointment and removal of our officers;
•any determinations with respect to mergers and other business combinations;
•our acquisition or disposition of assets;
•our financing activities;
•the payment of dividends on our common stock; and
•the number of shares available for issuance under our stock plans.
Significant ownership position of these stockholders may discourage transactions involving a change of control of us, including transactions in which other holders of our common stock might otherwise receive a premium for their shares over the then current market price. In addition, as a result of this significant influence, persons who we would like to invite to join our board of directors may decline to do so.
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
Item 5. Other Information.
Trading Arrangements
During the quarter ended June 30, 2024, the Company’s following officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K of the Exchange Act) described below:
On June 6, 2024, Dr. Fariborz Assaderaghi, Executive Vice President, Technology and Engineering, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Dr. Assaderaghi's trading arrangement provides for the sale through May 31, 2025 of up to 18,315 shares of common stock of the Company. Dr. Assaderaghi's trading arrangement terminates on the earliest of: (i) May 31, 2025, (ii) the first date on which all trades set forth in the trading arrangement have been executed, or (iii) such date the trading arrangement is otherwise terminated according to its terms.
On June 14, 2024, Mr. Rajesh Vashist, Chief Executive Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Vashist's trading arrangement provides for the sale through August 31, 2025 of up to 20,000 shares of common stock of the Company. Mr. Vashist's trading arrangement terminates on the earliest of: (i) August 31, 2025, (ii) the first date on which all trades set forth in the trading arrangement have been executed, or (iii) such date the trading arrangement is otherwise terminated according to its terms.

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

SiTime Corporation

Date: August 8, 2024	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)