Form 10-Q
period 2024-09-30
SITIME Corp
filed 2024-11-07
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2024, the registrant had 23,361,995 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SiTime Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$8,489	$9,468
Short-term investments in held-to-maturity securities	426,307	518,733
Accounts receivable, net	30,175	21,861
Inventories	71,880	65,539
Prepaid expenses and other current assets	8,894	7,641
Total current assets	545,745	623,242
Property and equipment, net	69,689	54,685
Intangible assets, net	167,395	177,079
Right-of-use assets, net	6,927	8,262
Goodwill	87,098	87,098
Other assets	1,049	1,317
Total assets	$877,903	$951,683
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$17,944	$8,690
Accrued expenses and other current liabilities	76,976	112,704
Total current liabilities	94,920	121,394
Other non-current liabilities	86,748	122,237
Total liabilities	181,668	243,631
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 23,362 and 22,692 shares issued and outstanding at September 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	859,421	796,450
Accumulated deficit	(163,188)	(88,400)
Total stockholders’ equity	696,235	708,052
Total liabilities and stockholders’ equity	$877,903	$951,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$57,698	$35,520	$134,586	$101,590
Cost of revenue	28,231	15,603	65,936	43,195
Gross profit	29,467	19,917	68,650	58,395
Operating expenses:
Research and development	26,489	23,647	77,523	74,671
Selling, general and administrative	25,359	21,447	74,462	63,456
Acquisition related costs	2,482	—	8,886	—
Total operating expenses	54,330	45,094	160,871	138,127
Loss from operations	(24,863)	(25,177)	(92,221)	(79,732)
Interest income	5,499	7,333	17,795	19,629
Other income (expense), net	168	(232)	(248)	(292)
Loss before income taxes	(19,196)	(18,076)	(74,674)	(60,395)
Income tax benefit (expense)	(119)	(49)	(114)	(142)
Net loss	$(19,315)	$(18,125)	$(74,788)	$(60,537)
Net loss attributable to common stockholders and comprehensive loss	$(19,315)	$(18,125)	$(74,788)	$(60,537)
Net loss per share attributable to common stockholders, basic	$(0.83)	$(0.81)	$(3.25)	$(2.74)
Net loss per share attributable to common stockholders, diluted	$(0.83)	$(0.81)	$(3.25)	$(2.74)
Weighted-average shares used to compute basic net loss per share	23,237	22,326	23,001	22,065
Weighted-average shares used to compute diluted net loss per share	23,237	22,326	23,001	22,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at June 30, 2024	23,132	$2	$836,383	$(143,873)	$692,512
Stock-based compensation expense	—	—	21,915	—	21,915
Net loss	—	—	—	(19,315)	(19,315)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	13,321	—	13,321
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	130	—	(12,198)	—	(12,198)
Balances at September 30, 2024	23,362	$2	$859,421	$(163,188)	$696,235

Balances at June 30, 2023	22,210	$2	$758,542	$(50,277)	$708,267
Stock-based compensation expense	—	—	19,316	—	19,316
Net loss	—	—	—	(18,125)	(18,125)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	12,535	—	12,535
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	146	—	(11,651)	—	(11,651)
Balances at September 30, 2023	22,456	$2	$778,742	$(68,402)	$710,342

Balances at December 31, 2023	22,692	$2	$796,450	$(88,400)	$708,052
Stock-based compensation expense	—	—	67,162	—	67,162
Net loss	—	—	—	(74,788)	(74,788)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	233	—	28,375	—	28,375
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	437	—	(32,566)	—	(32,566)
Balances at September 30, 2024	23,362	$2	$859,421	$(163,188)	$696,235

Balances at December 31, 2022	21,702	$2	$716,343	$(7,865)	$708,480
Stock-based compensation expense	—	—	59,493	—	59,493
Net loss	—	—	—	(60,537)	(60,537)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	300	—	33,898	—	33,898
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	454	—	(30,992)	—	(30,992)
Balances at September 30, 2023	22,456	$2	$778,742	$(68,402)	$710,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(74,788)	$(60,537)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	21,432	11,736
Stock-based compensation expense	67,431	59,225
Net change in unrealized interest on held to maturity securities	(2,007)	(797)
Change in fair value of sales-based earnout liability	4,947	—
Change in fair value of acquisition consideration payable	3,323	—
Inventory write-down	3,481	1,780
Changes in assets and liabilities:
Accounts receivable, net	(8,314)	16,047
Inventories	(8,751)	(8,669)
Prepaid expenses and other assets	(983)	(6,608)
Accounts payable	2,996	(2,850)
Accrued expenses and other liabilities	931	135
Net cash provided by operating activities	9,698	9,462
Cash flows from investing activities
Purchase of held to maturity securities	(516,505)	(925,089)
Proceeds from maturity of held to maturity securities	610,938	903,981
Purchase of property and equipment	(20,327)	(6,106)
Cash paid for intangibles	(353)	(3,046)
Net cash provided by (used in) investing activities	73,753	(30,260)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(32,566)	(30,992)
Proceeds from At-The-Market offering	29,512	34,818
Payments for At-The-Market offering costs	(1,137)	(920)
Payment of contingent consideration towards earnouts	(8,551)	—
Payment of deferred consideration towards acquisition consideration payable	(71,688)	—
Net cash (used in) provided by financing activities	(84,430)	2,906
Net decrease in cash and cash equivalents	(979)	(17,892)
Cash and cash equivalents
Beginning of period	9,468	34,603
End of period	$8,489	$16,711
Supplemental disclosure of cash flow information
Income taxes paid	65	159
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	7,124	1,641
Right-of-use assets acquired under operating leases	698	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Notes To Unaudited Condensed Consolidated Financial Statements
Note 1. The Company and Basis of Presentation
SiTime Corporation (the “Company” or "SiTime") was incorporated in the State of Delaware in December 2003. The Company is a leading provider of Precision Timing solutions to the global electronics industry, providing the timing functionality that is needed for electronics to operate reliably and correctly. The Company's products have been designed to address a wide range of applications across a broad array of end markets. The Company operates a fabless business model and leverages its global network of distributors to address the broad set of end markets that it serves.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to these accounting policies through September 30, 2024.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” in order to require disclosure of incremental segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is to be applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, with early adoption permitted. We do not expect the standard to have a material impact on our consolidated financial statements.
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

Estimated Fair Value
(in thousands)
Fixed consideration	$139,946
Fair value of sales-based earnout liability	102,278
Settlement of pre-existing arrangement	16,974
Total purchase consideration	$259,198

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
Following are the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited pro forma information	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$57,698	$35,300	$134,586	$102,520
Net loss	$(19,315)	$(23,530)	$(74,788)	$(80,976)
The supplemental pro forma information presents the combined results of operations for the three and nine months ended September 30, 2024 and 2023, as if the acquisition was completed on January 1, 2023, the first day of the fiscal year of 2023. The supplemental pro forma financial information presented above is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The proforma financial information includes a $6.5 million nonrecurring adjustment related to acquisition costs.
Note 3. Fair Value Measurements
Cash equivalents
At September 30, 2024 and December 31, 2023, highly liquid money market funds of $0.4 million and $0.4 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of September 30, 2024 and December 31, 2023, the Company had purchased Treasury Bills with maturities ranging from 3 to 12 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $426.3 million including gross accrued interest of $10.9 million as of September 30, 2024. As of September 30, 2024, the fair value and gross unrealized loss on the held-to-maturity securities was $426.6 million and $0.2 million, respectively.
As of December 31, 2023, the amortized cost of the held-to-maturity securities totaled $518.7 million including gross accrued interest of $8.9 million. As of December 31, 2023, the fair value and gross unrealized loss on the held-to-maturity securities was $519.0 million and $0.3 million, respectively.
These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable.
Sales-based earnout liability
The estimated fair value of the sales-based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of September 30, 2024, the Company used a volatility rate of 20%, risk free rate ranging from 3.6% to 4.8%, and an expected term ranging from 0.13 years to 4.13 years.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Amount
Fair value as of January 1, 2024	$103,461
Change in the fair value during the year recorded to acquisition related costs	4,947
Payments made during the period	(8,551)
Fair value as of September 30, 2024	$99,857
There were no transfers between Level 1, Level 2, and Level 3 categories during any of the periods presented.

Note 4. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	September 30, 2024	December 31, 2023	December 31, 2022

	(in thousands)
Accounts receivable, gross	$30,225	$21,911	$41,279
Allowance for credit losses	(50)	(50)	(50)
Accounts receivable, net	$30,175	$21,861	$41,229
Inventories
Inventories consisted of the following:

	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Raw materials	$16,260	$17,550
Work in progress	39,471	35,193
Finished goods	16,149	12,796
Total inventories	$71,880	$65,539
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Prepaid expenses	$3,749	$3,563
Other current assets	5,145	4,078
Total prepaid expenses and other current assets	$8,894	$7,641

Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Lab and manufacturing equipment	$94,402	$80,772
Computer equipment	3,731	3,541
Furniture and fixtures	1,171	969
Construction in progress	18,227	5,978
Leasehold improvements	7,945	7,847
	125,476	99,107
Accumulated depreciation	(55,787)	(44,422)
Total property and equipment, net	$69,689	$54,685
Depreciation expense related to property and equipment was $4.0 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively, and $11.4 million and $9.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following:

	As of
	September 30, 2024			December 31, 2023

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$96,700	$(7,371)	$89,329	$96,700	$(159)	$96,541
Contract based royalty asset	$5,900	$(1,229)	$4,671	$5,900	$(121)	$5,779
Internal use software	$9,434	$(9,434)	$—	$9,434	$(9,234)	$200
Purchased software	15,464	(11,569)	3,895	15,110	(10,051)	5,059
Total amortizable intangible assets	$127,498	$(29,603)	$97,895	$127,144	$(19,565)	$107,579
In-process research and development	$69,500	$—	$69,500	$69,500	$—	$69,500
Total intangible assets	$196,998	$(29,603)	$167,395	$196,644	$(19,565)	$177,079
Amortization expense for intangible assets was $3.9 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $10.0 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2024 is summarized as below:

(in thousands)
2024 (remainder)	$3,948
2025	15,381
2026	15,039
2027	14,670
2028	12,948
2029 and beyond	35,909
$97,895

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Accrued payroll and related benefits	$8,351	$6,358
Revenue reserves	3,723	2,954
Sales-based earnout liability, current	18,060	19,733
Acquisition consideration payable, current	39,245	75,695
Short term lease liability	2,680	2,601
Other accrued expenses	4,917	5,363
Total accrued expenses and other current liabilities	$76,976	$112,704
The Company has consolidated the deferred non-recurring engineering services and accrued customer rebates into the Other accrued expenses line item above as the amounts are not significant. The prior period balance has been updated to reflect current period presentation.
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Sales-based earnout liability, non-current	$81,797	$83,728
Acquisition consideration payable, non-current	1,000	33,086
Long term lease liability	3,951	5,423
Total other non-current liabilities	$86,748	$122,237
Note 5. Leases
The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, Finland, Ukraine, and India, all under non-cancellable operating leases with various expiration dates through May 2029.
The remaining lease terms vary from a few months to five years. For certain of its leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.
The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023

	(in thousands)
Right-of-use assets	$6,927	$8,262
Lease liabilities included in accrued expenses and other current liabilities	2,680	2,601
Lease liabilities included in other non-current liabilities	3,951	5,423
Total operating lease liabilities	$6,631	$8,024
Weighted-average remaining lease term (years)	2.6	3.1
Weighted-average discount rate	4.9%	4.5%

The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Operating lease cost	$794	$754	$2,295	$2,272
Short-term lease cost	236	209	650	521
Variable lease cost	582	194	1,231	632
Total lease cost	$1,612	$1,157	$4,176	$3,425
Cash paid for operating lease liabilities was $0.8 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively.
Cash paid for operating lease liabilities was $2.4 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2024:

(in thousands)
Remainder of 2024	$825
2025	3,009
2026	2,350
2027	586
2028	232
2029 and beyond	86
Total minimum lease payments	7,088
Less: amount of lease payments representing interest	(457)
Present value of future minimum lease payments	6,631
Less: current obligations under leases	(2,680)
Long-term lease liabilities	$3,951
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
During the three months ended September 30, 2024, the Company sold 100,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $137.85 per share resulting in net proceeds to the Company of $13.3 million, after deducting underwriting discounts and commissions of $0.3 million and offering costs of $0.2 million. During the nine months ended September 30, 2024, the Company sold 232,500 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $126.93 per share resulting in net proceeds to the Company of $28.4 million, after deducting underwriting discounts and commissions of $0.6 million and deferred offering costs of $0.5 million.

Equity Incentive Plans
The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three and nine months ended September 30, 2024:

	RSU Number of Shares	Grant Date Fair Value per share	PRSU Number of Shares	Grant Date Fair Value per share	MYPSU Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2023	1,238,417	$103.8	108,622	$145.5	285,880	$88.6
Granted	391,669	110.8	146,116	77.4	—	—
Vested	(229,644)	86.0	—	—	—	—
Forfeited	(13,170)	126.0	(55,532)	123.6	—	—
Unvested at March 31, 2024	1,387,272	$108.5	199,206	$101.5	285,880	$88.6
Granted	80,159	101.2	—	—	—	—
Vested	(248,988)	85.7	—	—	—	—
Forfeited	(26,539)	136.3	—	—	—	—
Unvested at June 30, 2024	1,191,904	$112.1	199,206	$101.5	285,880	$88.6
Granted	164,236	123.8	10,838	155.6	—	—
Vested	(216,298)	84.4	—	—	—	—
Forfeited	(17,946)	126.3	—	—	—	—
Unvested at September 30, 2024	1,121,896	$118.9	210,044	$104.3	285,880	$88.6
The following summarizes the number and value of the shares withheld for employee taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except share data)
Shares withheld for taxes	86,593	94,774	257,599	276,404
Amount withheld for taxes	$12,198	$11,651	$32,566	$30,992
In March 2024, the Compensation Committee approved target bonus amounts based on the achievement of revenue and individual performance goals for the fiscal year 2024 (the "2024 Goals"). The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $2.1 million for 2024 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2024.
In March 2024 and August 2024, the Compensation Committee of the Company approved PRSUs for the fiscal year 2024 with performance goals based on the achievement of relative total stockholder return with a two year and a three year performance period (the "2024 TSR PRSU Goals"). The grant-date fair value of each PRSU was determined using Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation for the March 2024 awards included expected volatility of 74.7%, risk free rate of 4.5%, no expected dividend yield and expected term of 2.8 years. The assumptions used in the Monte Carlo simulation for the August 2024 awards included expected volatility ranging from 60.5% to 71.9%, risk free rate ranging from 3.9% to 4.3%, no expected dividend yield and expected term ranging from 1.4 years to 2.4 years. The Company recognizes the expense related to the 2024 TSR PRSU Goals on a graded-vesting method over the requisite performance period. These grants are included in the PRSU awards granted in the table above.
The Company also operates a bonus plan for certain employees which are based on a fixed dollar amount to be settled in RSUs. These awards are categorized as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $1.0 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2024.

Stock-Based Compensation
The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Equity based awards
Cost of revenue	$470	$725	$961	$2,050
Research and development	8,526	7,375	25,762	24,386
Selling, general and administrative	11,710	10,385	35,801	29,940
	$20,706	$18,485	$62,524	$56,376

Liability based awards - to be settled in equity
Cost of revenue	$25	$23	$41	$51
Research and development	866	481	2,220	1,484
Selling, general and administrative	1,215	540	2,646	1,314
	$2,106	$1,044	$4,907	$2,849

Total stock-based compensation expense - equity and liability based	$22,812	$19,529	$67,431	$59,225

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$20,706	$18,485	$62,524	$56,376
Liability based awards - settled in equity	1,009	831	3,633	3,117
Stock compensation expense capitalized to inventory	200	—	1,005	—
Total stock-based compensation expense recorded to additional paid-in capital	$21,915	$19,316	$67,162	$59,493
The following table presents the unrecognized compensation costs and related weighted average period of recognition as of September 30, 2024:

	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$122.1	2.0
PRSUs	$13.8	1.2
MYPSUs	$3.9	0.9
Liability-based awards	$3.8	0.4
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

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Loss before income taxes	$(19,196)	$(18,076)	$(74,674)	$(60,395)
Income tax benefit (expense)	(119)	(49)	(114)	(142)
Effective tax rate	0.6%	0.3%	0.2%	0.2%
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
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of September 30, 2024.
The income tax provision was less than $0.2 million for both the three and nine months ended September 30, 2024 and 2023. The effective tax rate was less than 1% for both the three and nine months ended September 30, 2024 and 2023. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.
As of September 30, 2024 and December 31, 2023, the Company had $2.3 million and $2.3 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2024 and 2023, the Company recorded immaterial amounts related to the accrual of interest and penalties.
Note 8. Segment, Geographic and Customer Information
The Company operates in one reportable segment related to the sale of Precision Timing solutions to the global electronics industry.
Revenue by geographic area is presented based upon the ship-to location of the customers who purchased the Company’s products, which may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Taiwan	$20,854	$13,181	$42,465	$29,085
Hong Kong	17,010	8,673	42,546	21,519
United States	3,795	3,868	11,428	15,493
Singapore	5,291	3,110	11,759	10,558
Other	10,748	6,688	26,388	24,935
Total	$57,698	$35,520	$134,586	$101,590

The following table sets forth the Company’s total property and equipment attributable to operations by country as of the periods presented:

	As of
	September 30, 2024	December 31, 2023

	(in thousands)
United States	$38,824	$22,540
Malaysia	13,444	14,471
Taiwan	7,682	6,520
Other	9,739	11,154
	$69,689	$54,685
Note 9. Commitments and Contingencies
Legal Matters
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. We did not have any amounts accrued towards these matters as of September 30, 2024
Indemnification
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
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. In addition, the Company has a multi-year agreement to purchase minimum quantities of MEMS wafers and is responsible for research and development, tooling, and samples cost under the agreement. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of September 30, 2024 were as follows:

(in thousands)
Remainder of 2024	$2,872
2025	8,695
2026	8,317
2027	1,419
2028	525
Total	$21,828

Note 10. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(19,315)	$(18,125)	$(74,788)	$(60,537)
Weighted-average shares outstanding
Weighted average shares used to compute basic net loss per share	23,237	22,326	23,001	22,065
Dilutive effect of employee equity incentive plans	—	—	—	—
Weighted average shares used to compute diluted net loss per share	23,237	22,326	23,001	22,065
Net loss attributable to common stockholders per share, basic	$(0.83)	$(0.81)	$(3.25)	$(2.74)
Net loss attributable to common stockholders per share, diluted	$(0.83)	$(0.81)	$(3.25)	$(2.74)
Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended September 30, 2024 and 2023, the Company had 537,475 and 960,848 potential shares from share-based awards that are anti-dilutive, respectively. During the nine months ended September 30, 2024 and 2023, the Company had 582,264 and 1,143,888 potential shares from share-based awards that are anti-dilutive, respectively.

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
Our Precision Timing solutions are designed to be resilient to harsh environmental stressors. For the communications, datacenter and enterprise market, our products provide high performance and resilience in dense, less-controlled environments that experience extreme conditions. The resilience of our products becomes an increasing advantage as equipment is placed in dense, harsh environments and moves closer to the customer with the rollout of 5G, the rapid expansion in cloudification, and deployment of hyperscale datacenters. For the automotive market, our solutions can be utilized in automotive electronics, including advanced driver assistance systems for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock, and vibration. For the aerospace market, our solutions provide lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions have the advantage of offering high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.
We believe that the total timing market is approximately $10 billion in size. Since our founding, we have focused on transforming this market with compelling solutions that solve difficult timing problems. Historically, our revenue has been substantially delivered from sales of oscillator systems across our target end markets. Since our initial public offering ("IPO") in November 2019, we have grown from 60 to 150 unique products and the price of our highest-value oscillator has grown manyfold. In addition to oscillators, we have expanded our product portfolio to include clock IC and timing synchronization solutions.
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
Since our IPO in November 2019, while our revenue has grown, gross margins have improved, and new opportunities for growth for our business have emerged, adverse macroeconomic events including geopolitical tensions and conflicts have substantially increased. In 2020 and 2021, there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including Taiwan Semiconductor Manufacturing Company ("TSMC"), and affecting outsourced semiconductor assembly and test providers. We believe that the effects of the industry-wide supply constraints on other timing device suppliers contributed in part to our revenue and gross margin growth in 2021 and the first half of 2022. In 2022 and 2023, macroeconomic events such as rising inflation, fear of recession, equity market volatility, geopolitical tensions, war, decreased consumer spending, lower demand for electronic products following a period of strong demand during the COVID-19 pandemic, supply chain disruptions, and the COVID-19 pandemic measures implemented in China, harmed sales of our products and results of operations. We believe that some of our customers built up inventory of our products in 2022 to overcome the industry-wide supply constraints that occurred in the previous periods and that the macroeconomic events in the second half of 2022 and through 2023 led to reduced demand for our customers' products, which led to an inventory buildup at some of our customers and their affiliates, partners and contract manufacturers, which has adversely affected sales of our products. We believe that while this inventory buildup has reduced through the second half of 2023 and in 2024, any further increase could negatively impact the sales of our products and could result in decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict. For additional discussion please see Part II, Item 1A "Risk Factors" of this report, especially the risk factor titled “Global macroeconomic conditions have harmed and may continue to harm our business” and “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Revenue	$57,698	$35,520	$22,178	62%	$134,586	$101,590	$32,996	32%
Revenue increased by $22.2 million, or 62%, for the three months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily related to an increase in sales volume as well as increase in average selling prices ("ASPs") of our products due to change in mix of the products we shipped. Lower sales volume in the prior year was driven by excess inventory buildup at many of our customers, distributors and their affiliates, partners, and contract manufacturers, and lower demand for our products due to macroeconomic conditions.
Revenue increased by $33.0 million, or 32%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily related to an increase in sales volume. Lower sales volume in the prior year was driven by excess inventory buildup at many of our customers, distributors and their affiliates, partners, and contract manufacturers, and lower demand for our products due to macroeconomic conditions.
Sales attributable to our largest end customer through multiple distributors accounted for 23% and 37% of our revenue for the three months ended September 30, 2024 and 2023, respectively, and 20% and 19% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. Our end customers predominantly purchase our products from distributors. Our top three customers by revenue, which are distributors, together accounted for approximately 55% and 61% of our revenue for the three months ended September 30, 2024 and 2023, respectively, and 55% and 50% of our revenues for the nine months ended September 30, 2024 and 2023, respectively. Revenue attributable to our largest ten end customers accounted for 63% and 60% for the three months ended September 30, 2024 and 2023, respectively, and 59% and 46% of our revenues for the nine months ended September 30, 2024 and 2023, respectively.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists of wafers acquired from third-party foundries, assembly, packaging, and test cost of our products paid to third-party contract manufacturers, amortization of acquired intangibles and personnel and other costs associated with our manufacturing operations. Cost of revenue also includes depreciation of production equipment, inventory write-downs, shipping and handling costs, and allocation of overhead and facility costs. We also include credits for rebates received from third-party contract manufacturers to cost of revenue.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$28,231	$15,603	$12,628	81%	$65,936	$43,195	$22,741	53%
Gross Profit	$29,467	$19,917	$9,550	48%	$68,650	$58,395	$10,255	18%
Gross Margin	51%	56%			51%	57%
Gross profit increased by $9.6 million in the three months ended September 30, 2024 compared to the same period in the prior year. Gross profit increased $15.9 million mainly from higher revenue. This increase was partially offset by higher amortization from acquired intangibles of $3.6 million, and higher other manufacturing and overhead costs of $3.0 million, which primarily consists of depreciation and amortization, freight outwards and inventory reserves.
Gross profit increased by $10.3 million in the nine months ended September 30, 2024 compared to the same period in the prior year. Gross profit increased $23.0 million mainly from higher revenue and $1.1 million due to lower stock-based compensation expense. This increase was partially offset by higher amortization from acquired intangibles of $8.3 million, and higher other manufacturing and overhead costs of $5.5 million.
Gross margin was lower by 5% in the three months ended September 30, 2024 compared to the same period in the prior year. The decrease was primarily due to higher amortization from acquired intangibles by 6%. This increase was partially offset by 1% due to the positive impact of sales at higher ASPs.
Gross margin was lower by 6% in the nine months ended September 30, 2024 compared to the same period in the prior year. The decrease was mainly due to higher amortization from acquired intangibles by 6%.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$26,489	$23,647	$2,842	12%	$77,523	$74,671	$2,852	4%
Selling, general and administrative	25,359	21,447	3,912	18%	74,462	63,456	11,006	17%
Acquisition related costs	2,482	—	2,482	n/a	8,886	—	8,886	n/a
Total operating expenses	$54,330	$45,094	$9,236	20%	$160,871	$138,127	$22,744	16%
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
Research and development expense increased by $2.8 million, or 12%, for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to an increase in stock-based compensation expense of $1.6 million and higher engineering spend towards ongoing new product development of $1.1 million.
Research and development expense increased by $2.9 million, or 4% for the nine months ended September 30, 2024, compared to the same period in the prior year. The change in the current year was primarily due to an increase in stock-based compensation expense of $2.2 million, and a reduction in non-recurring engineering contra-expense recognized of $0.6 million.
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
Selling, general and administrative expense increased by $3.9 million, or 18%, for the three months ended September 30, 2024 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $2.0 million due to new grants, higher other personnel costs of $1.2 million, higher sales commission payouts due to higher sales of $0.3 million, and higher consulting fees of $0.3 million.
Selling, general and administrative expense increased by $11.0 million, or 17%, for the nine months ended September 30, 2024 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $7.2 million due to new grants, higher other personnel costs of $3.0 million, higher sales commission payouts due to higher sales of $0.5 million, and higher advertising spend of $0.2 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the acquisition closed during the year ended December 31, 2023 and changes in the fair value of the sales-based earnout liability and interest accretion related to the acquisition consideration payable. The acquisition related costs incurred for the three and nine months ended September 30, 2024 were related to the Aura transaction. We will incur incremental costs in 2024 and beyond related to the Aura transaction arising from changes in the fair value of the sales-based earnout liability and acquisition consideration payable.
Interest Income
Interest income consists primarily of interest income on short term investments.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Interest Income	$5,499	$7,333	$(1,834)	(25%)	$17,795	$19,629	$(1,834)	(9%)
Interest income decreased by $1.8 million or 25% for the three months ended September 30, 2024, compared to the same period in the prior year due to a decrease in investment balances arising from acquisition related payments in the current quarter as well as lower interest rates.
Interest income decreased by $1.8 million or 9% for the nine months ended September 30, 2024, compared to the same period in the prior year due to a decrease in investment balances arising from acquisition related payments in the current year as well as lower interest rates.

Other Income (Expense), net
Other income (expense), net consists primarily of foreign exchange gains and losses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Other income (expense), net	$168	$(232)	$400	(172%)	$(248)	$(292)	$44	(15%)
Other income (expense), net, increased by $0.4 million for the three months ended September 30, 2024, compared to the same period in the prior year primarily due to an increase in net unrealized gain on foreign exchange rates from activities in our foreign subsidiaries resulting from favorable exchange rate fluctuations.
Other income (expense), net, increased by an immaterial amount for the nine months ended September 30, 2024, compared to the same period in the prior year.
Income Tax Benefit (Expense)
Income tax benefit (expense) consists primarily of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax asset is uncertain, including net operating loss ("NOL") carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands except percentage)				(in thousands except percentage)
Income tax benefit (expense)	$(119)	$(49)	$(70)	143%	$(114)	$(142)	$28	(20%)
Liquidity and Capital Resources
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $8.5 million and $9.5 million, respectively. As of September 30, 2024 and December 31, 2023, we also held $426.3 million and $518.7 million of short-term investments, respectively, in held-to-maturity securities that consisted of treasury bills. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services or technologies in the future.
In February 2024, we entered into a Sales Agreement with Stifel, under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the nine months ended September 30, 2024, we sold 232,500 shares of our common stock under the Sales Agreement at a weighted average price of $126.93 per share resulting in net proceeds to us of $28.4 million, after deducting underwriting discounts and commissions and offering costs. The Company used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.
Our purchase obligations primarily include non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement, and design and simulation licenses. For information about our contractual obligations refer to "Note 5 - Leases" and "Note 9 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for the period ending September 30, 2024.
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
The table below summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$9,698	$9,462
Net cash provided by (used in) investing activities	73,753	(30,260)
Net cash (used in) provided by financing activities	(84,430)	2,906
Net decrease in cash and cash equivalents	$(979)	$(17,892)
Operating Activities
In the nine months ended September 30, 2024, net cash provided by operating activities of $9.7 million was primarily due to a net loss of $74.8 million, and a change in operating assets and liabilities of $14.1 million, offset by non-cash expenses of $98.6 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, change in fair value of sales based earnout liability and acquisition consideration payable, inventory write-down and net change in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash used primarily due to an increase in inventories as we built our wafer inventory levels, an increase in our accounts receivables due to timing of shipments and an increase in prepaid expenses and other assets due to timing of payments, partially offset by higher accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments.
Investing Activities
Our investing activities consist primarily of purchase and maturities of short-term investments as well as capital expenditures for property and equipment purchases. Our short-term investments were primarily in treasury bills to earn interest. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, acquired software, computer equipment used internally, and production masks to manufacture our products.
In the nine months ended September 30, 2024, net cash provided by investing activities was $73.8 million. We paid $516.5 million to purchase short-term investments in held-to-maturity securities. We paid $20.7 million largely to purchase manufacturing equipment and intangibles to support the general business operations. All such payments were offset by $610.9 million proceeds from the maturity of held to maturity investments.
Financing Activities
Our financing activities have primarily consisted of proceeds from issuance of shares, payments of withholding taxes on restricted stock units and payment of acquisition related consideration and earnouts. During the nine months ended September 30, 2024, we sold 232,500 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $28.4 million, after deducting underwriting discounts and commissions of $0.6 million and offering costs of $0.5 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $32.6 million, payment towards the Aura transaction of $71.7 million and related payment of earnouts of $8.6 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Ukraine, Malaysia, the Netherlands, Finland, France, Japan, Germany, Korea, Taiwan, and India. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging program with respect to foreign currency exchange risk.
Interest Rate Risk
We had cash and cash equivalents of $8.5 million and $9.5 million as of September 30, 2024 and December 31, 2023, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $426.3 million and $518.7 million consisting of treasury bills as of September 30, 2024 and December 31, 2023. Such interest-earning instruments carry a degree of interest rate risk. During the nine months ended September 30, 2024 we have generated $17.8 million in interest income through our investment balance.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2024, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $426.3 million, by an increase or decrease of approximately $1.8 million for the nine months ended September 30, 2024.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 55% and 61% of our revenue for the three months ended September 30, 2024 and 2023, respectively, and 55% and 50% of our revenue nine months ended September 30, 2024 and 2023, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 63% and 60% of our revenue for the three months ended September 30, 2024 and 2023, respectively, and 59% and 46% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. Sales attributable to Apple Inc., our largest end customer accounted for approximately 23% and 37% of our revenue for the three months ended September 30, 2024 and 2023, respectively, and 20% and 19% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd., Arrow Electronics, Inc., and Quantek Technology Corporation, we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
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
We operate an outsourced manufacturing business model. As a result, we rely on third parties for all of our manufacturing operations, including wafer fabrication, assembly, packaging, and testing. Although we use multiple third-party supplier sources, we depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost, and manufacturing quality. The manufacturing processes of our third-party suppliers for our products require specialized technology that requires certain raw and engineered materials. Many major components, product equipment items, engineered materials, and raw materials, that are procured or subcontracted by our third-party suppliers for manufacturing of our products are procured or subcontracted on a single or sole-source basis. Except for our agreement with Robert Bosch LLC ("Bosch") for MEMS wafers, we do not have any long-term supply agreements with any of our other manufacturing suppliers. These third-party manufacturers often serve customers that are larger than us or require a greater portion of their services, which may decrease our relative importance and negotiating leverage with these third parties.
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
To ensure continued wafer supply, we may be required to establish alternative wafer supply sources, which could require significant expenditures and limit our negotiating leverage. We currently rely on Bosch for and TSMC as our primary foundries and suppliers for our MEMS timing devices and analog circuits, respectively, and only a few foundry vendors have the capability to manufacture our most advanced solutions, in particular with respect to our MEMS solution. If we engage alternative supply sources, we may incur additional costs and encounter difficulties and/or delays in qualifying the supply sources. For example, we have a license agreement with Bosch under which Bosch granted us a license to use certain patents. Under this agreement, we are required to pay a royalty fee to Bosch if we engage third parties to manufacture, or if we decide to manufacture ourselves, certain generations of our MEMS wafers through March 31, 2024. In addition, shipments could be significantly delayed while these sources are qualified for volume production. If we are unable to maintain our relationship with Bosch or TSMC, our ability to produce high-quality products could suffer, which in turn could harm our business, financial condition, and results of operations.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, and India. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 93% and 89% of our revenue for the three months ended September 30, 2024 and 2023, respectively, and approximately 92% and 85% of our revenue for the nine months ended September 30, 2024 and 2023, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
Our target markets include the communications, datacenter, and enterprise, automotive, industrial, aerospace, and mobile, IoT, and consumer markets. Substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We have expanded our products to include clock IC and timing synchronization solutions. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.
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
Our revenue has fluctuated over time. Our revenue was $57.7 million and $35.5 million for the three months ended September 30, 2024 and 2023, respectively, and $134.6 million and $101.6 million for the nine months ended September 30, 2024 and 2023, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.
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
Our ability to compete in the future will depend on our ability to identify and ensure compliance with evolving industry standards in our target markets, as well as in the timing semiconductor industry. The emergence of new industry standards could render our products incompatible with products developed by third-party suppliers or make it difficult for our products to meet the requirements of certain OEMs. If our customers or our third-party suppliers adopt new or competing industry standards with which our solutions are not compatible, or if industry groups fail to adopt standards with which our solutions are compatible, our products would become less desirable to our current or prospective customers. As a result, our sales would suffer, and we could be required to make significant expenditures to develop new products. Although we believe our products are compliant with applicable industry standards, proprietary enhancements may not in the future result in conformance with existing industry standards under all circumstances. If our products do not conform to, or are not compatible with, existing or emerging standards, it would harm our business, financial condition, and results of operations.
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
The global semiconductor market in general, and the timing market in particular, is highly competitive. We expect competition to increase and intensify as additional companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, financial condition, and results of operations. Our competitors range from large, international companies offering a wide range of timing products to smaller companies, including start-ups, specializing in narrow market verticals. Companies that we primarily compete with include, but are not limited to, Abracon LLC, Daishinku, Diodes Incorporated, Kyocera Corporation, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nihon Dempa Kogyo Co., Ltd., Rakon Limited, Renesas Electronics Corporation, Seiko Epson Corporation, Skyworks Solutions, Inc., Texas Instruments Incorporated, and TXC Corporation. We expect competition in our current markets to increase in the future as existing competitors improve or expand their technology and product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of September 30, 2024, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of September 30, 2024 and December 31, 2023, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of September 30, 2024, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley and U.S. Bancorp.
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
New or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax regulations enacted but not in effect, tax policy initiatives and reforms under consideration in the United States or related to the Organization for Economic Co-operation and Development’s, Base Erosion and Profit Shifting Project (“BEPSP”), the European Commission’s state aid investigations, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries have already enacted legislation, including those related to BEPSP, which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. In addition, we are unable to predict what future tax reform may be proposed or enacted or what effect such changes would have on our business, but any changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in the countries where we have operations and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our business, financial condition, and results of operations.
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
A tax authority may disagree with tax positions that we have taken. For example, the Internal Revenue Service, or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property in connection with our intercompany research and development cost sharing arrangement and legal structure. A tax authority may take the position that material income tax liabilities, interest, and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could be materially adverse to us and affect our anticipated effective tax rate or operating income, and we could be required to pay substantial penalties and interest where applicable.
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
As of December 31, 2023, we had U.S. federal, state and foreign NOL, carryforwards of approximately $230.2 million, $83.7 million and $1.7 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal, state, and the foreign NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards begin to expire in 2025 and the state research and development tax credit carryforwards carry forward indefinitely. These NOL and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change occurred in 2014 and concluded that it had no impact on U.S. federal and California NOLs or on U.S. federal research and development credits. Our initial public offering in November 2019 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards. We updated the Section 382 analysis through December 31, 2023 and concluded there have not been any additional ownership changes as defined under Section 382 since the June 16, 2020 follow-on offering. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law in 2020, an NOL from a tax year beginning in 2018, 2019 or 2020 can be carried back five years and would not be subject to the 80%-of-income limitation if they are exhausted during the five-year carryback period or during 2018, 2019 or 2020. The Company will not carry back any NOLs as they did not have taxable income in prior years.
Risks Related to Intellectual Property
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of September 30, 2024, we had 132 issued U.S. patents, expiring generally between 2026 and 2040, and 40 pending U.S. patent applications (including 13 provisional applications). We also had five foreign issued patents expiring in 2036 and five pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
Based on the latest filings with the SEC, holders of 5% or more of our common stock and their affiliates, beneficially owned approximately 58.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2024. As a result, this group of stockholders has the ability to significantly influence us through this ownership position.
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
Item 5. Other Information.
Trading Arrangements
During the quarter ended September 30, 2024, the Company’s following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K of the Exchange Act) set forth in the table below, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name of the Director or Officer	Designation of Director or Officer	Action	Adoption/Termination Date	Rule 10b5-1	Expiration Date (1)	Number of securities to be sold
Rajesh Vashist *	Chief Executive Officer	Adoption	March 15, 2024	X	March 15, 2025	25,000
Katherine Schuelke	Director	Adoption	September 6, 2024	X	December 5, 2025	6,933
Lionel Bonnot	Executive Vice President, Worldwide Sales and Business Development	Adoption	September, 11, 2024	X	August 29, 2025	23,879
Piyush Sevalia	Executive Vice President, Marketing	Adoption	September, 11, 2024	X	June 30, 2025	19,736
Vincent Pangrazio	Executive Vice President, Chief Legal Officer and Corporate Secretary	Adoption	September 13, 2024	X	November 28, 2025	8,974
(1) Each director and officer's trading arrangement terminates on the earliest of: (i) date stated above (ii) the first date on which all trades set forth in the trading arrangement have been executed, or (iii) such date the trading arrangement is otherwise terminated according to its terms.
* We inadvertently omitted to disclose this 10b5-1 trading plan adopted by Rajesh Vashist, our Chief Executive Officer, on March 15, 2024, in item 5 of Part II in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

SiTime Corporation

Date: November 6, 2024	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)