Form 10-K
period 2024-12-31
SITIME Corp
filed 2025-02-14
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale of the common stock on June 30, 2024, on the Nasdaq Global Market, was $2,326,598,175 based on the closing price of the registrant’s common stock on such date of $124.38 per share.
The number of shares of Registrant’s Common Stock outstanding as of February 10, 2025 was 23,597,831.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

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
•our expectations regarding the effects of macroeconomic events in 2025;
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
•Our revenue and operating results may fluctuate from period to period due to, among other factors, macroeconomic conditions, cyclical fluctuations in the semiconductor market, customer demand, product life cycles, fluctuations in inventories held by our distributors or end customers, the gain or loss of significant customers, the availability of capacity in our supply chain, research and development costs, the impact of any pandemic, epidemic, or outbreak of disease, on our business as well as our suppliers and customers, and product warranty claims. This in turn could cause our stock price to decline;
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

PART I
Item 1. Business
Overview
The ability to accurately measure and reference time has been essential to humankind’s greatest inventions and technological advances. Timing technology has continued to evolve over centuries, underpinning broader technological evolution and is the heartbeat of digital electronic systems. Here, timing ensures that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as central processing units, communication and interface ICs, and radio frequency components. As electronics evolve to deliver higher performance, connectivity, and intelligence, even in increasingly challenging environments, while also being more complex and size-constrained, we believe they will require more sophisticated semiconductor-based timing solutions that cannot be developed in legacy quartz crystal-based technologies. Precision timing, a category that SiTime created ("Precision Timing") fills this need with the performance, power, size, and cost that is required by these applications.
We are a leading provider of Precision Timing solutions to the global electronics industry. Our Precision Timing solutions are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and accurately. We provide Precision Timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 300 applications across our target markets, including communications, datacenter and enterprise, automotive, industrial, aerospace, mobile, internet of things (“IoT”), and consumer. Our current solutions include various types of oscillators, as well as clock integrated circuits (“ICs”) and resonators.
Our all-silicon solutions are based on four fundamental areas of technical expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal design, and advanced system-level integration and software. This expertise, along with the knowledge of our customers' systems, gives our products a significant edge as we address customers’ complex timing problems. In this aspect, we believe we are different than quartz-based oscillator and resonator providers, who typically have expertise in designing and manufacturing resonator components, but usually outsource the analog circuit design and packaging. We also have a deep understanding of the mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize MEMS first-silicon success, we have also developed our own MEMS simulation tools. We are also different in that our MEMS resonators are made using semiconductor technology which has significant benefits in features, performance, manufacturing, and cost, while the quartz resonator and oscillator suppliers use quartz crystal material.
We believe we are different from the traditional clock IC suppliers too. While they typically rely on quartz timing companies to obtain a discrete resonator that resides on the board, our clock solutions integrate such a resonator, and deliver a complete solution to the customer, one that has performance and integration benefits.
Our Precision Timing solutions are designed to be resilient to harsh environmental stressors. For the communications, datacenter and enterprise market, our products provide high performance and resilience in dense, less-controlled environments that experience extreme conditions. The resilience of our products becomes an increasing advantage as equipment is placed in dense, harsh environments and moves closer to the customer with the rollout of 5G, the rapid expansion in cloudification, and deployment of hyperscale and artificial intelligence ("AI") datacenters. For the automotive market, our solutions can be utilized in automotive electronics, including advanced driver assistance systems (“ADAS”) for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperature, mechanical shock, and vibration. For the aerospace market, our solutions provide high reliability and lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions offer high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.
In all of these markets, the trend for increased data transfer at higher speeds and demand for lower latency continues to grow. This requires higher levels of performance in timing and synchronization. Additionally, as electronics continue to proliferate in all industries and areas of our daily life, digital devices are increasingly subjected to less controlled environments, making resiliency ever more important. These industry trends place higher demands on timing components, escalating the importance of resilient and reliable Precision Timing.
We believe that the total timing market is approximately $10 billion in size. Since our founding, we have focused on the portion of the market that concentrates on delivering compelling solutions to solve difficult timing problems. Historically, our revenue has been substantially delivered from sales of oscillator systems across our target end markets.

In December 2023, we acquired clocking products through the acquisition of certain assets and the exclusive license to certain intellectual property from Aura Semiconductor Pvt. Ltd. and certain of its affiliated entities (together, "Aura") relating to Aura's timing business and clock products that significantly expands our presence within the clocking market. With the addition of all four categories of clock products including network synchronizers, jitter cleaners, clock generators, and buffers, we now offer a comprehensive portfolio of timing solutions. By pairing the new SiTime clocking products with our MEMS oscillators and/or our resonators, we expect to be able to offer a more complete clock tree that is simpler to design with higher performance, and more resilient to environmental stressors with better reliability. SiTime is now a key provider of all differentiated products in timing – oscillators, clocks, and resonators combined with depth in engineering expertise in Precision Timing solutions.
We sell our products primarily through distributors, who in turn sell to our end customers. We also sell products directly to some of our end customers. We leverage our global network of distributors to address the broad set of end markets we serve. For our largest accounts, dedicated sales personnel work with the end customer to ensure that our solutions fully address the customer’s timing needs. Our smaller customers can select the optimum timing solution for their needs by working directly with our sales personnel or distributors or by shopping on our online store, SiTimeDirect™.
We operate a fabless business model, where we outsource manufacturing to semiconductor industry suppliers, which allows us to focus on, and excel in, the design, marketing, and sales of our products. A fabless infrastructure gives us production flexibility and the ability to scale capacity up and down to meet demand. While this model allows us to operate with lower capital expenditure investment than other semiconductor companies that own fabrication plants ("fabs"), we may be required to make such investments from time to time primarily to strengthen our supply chain and optimize our costs. These investments could put downward pressure on our gross margins if demand for our products does not materialize as expected. Further, this model could also subject us to supply constraints, when demand for our products is higher than anticipated, resulting in increased costs and impacting our gross margins. Our programmable architecture also plays a key role in ensuring optimal production flexibility. In contrast to products offered by traditional timing device suppliers, our products are batch produced and then custom programmed to customer needs, allowing us to offer shorter lead times and the ability to meet custom requirements more easily.
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
•Oscillators are active systems that combine resonators with analog mixed-signal ICs that cause the resonators to vibrate - generating, amplifying, and sustaining accurate and stable clock signals. Each oscillator generally delivers a single clock signal.
•Clock ICs are integrated analog mixed-signal circuits that deliver multiple clock signals by using building blocks such as PLLs, clock dividers, and drivers. Clock ICs require resonators and oscillators for timing references and usually integrate these blocks into complex systems.
In an electronic system, these three product types may be used individually or in combination, depending on the end product’s performance, price, and size requirements. Simpler electronic systems generally require a standalone resonator coupled with a basic oscillator circuit that is embedded in a semiconductor device such as a microprocessor, system on a chip ("SoC"), or application specific integrated circuit ("ASIC"). In this type of system, multiple resonators may be used for different functionality. More complex electronic systems require advanced timing solutions that may use a variety of oscillators, clock ICs, and resonators. The complexity of these timing solutions increases significantly when the performance requirements of the systems that use them increase, such as electronic systems required to support AI datacenters or 5G communication network infrastructure.
Limitations of Legacy Quartz-based Solutions
Quartz crystal has been the predominant technology of choice for resonators for over half a century and will continue to play a role in the timing market. In a quartz-based oscillator, a quartz crystal resonator is paired with a silicon-based clock IC in a ceramic or metal package. However, quartz timing devices, largely unchanged in decades, have many inherent limitations, including limited frequency ranges, sensitivity to rapid temperature changes, vulnerability to vibration and mechanical shock, susceptibility to frequency jumps at specific temperatures, and limited programmability. Quartz devices must be housed in specialized (i.e., ceramic) packaging, and thus are difficult to integrate into standard semiconductor packages. Quartz products require dedicated manufacturing facilities and have relatively long lead times due to the need to specify various characteristics well in advance of production, without the ability to reconfigure them during the design cycle. In addition, as electronic systems become more complex, feature-rich, and robust, they require more sophisticated timing systems that can seamlessly integrate a variety of oscillators, clock ICs, and resonators in various system-level combinations. This seamless integration is more difficult with legacy quartz systems. These limitations impact the precision and quality of the timing signal in harsh conditions.
Precision MEMS Timing Solutions Poised to Disrupt the Market
In recent years, advances in silicon-based manufacturing and packaging techniques have allowed the development of alternatives to quartz crystal technology. We believe that MEMS is an ideal technology for resonator design. Specifically, its ability to integrate with other circuits in standard semiconductor packages has made scalable standard manufacturing possible for resonators and broader timing technology. MEMS timing products can operate in a wide range of frequencies, are more resistant to vibration, mechanical shock, and temperature changes, and are less susceptible to frequency jumps. MEMS technology is also inherently well-suited to produce timing solutions that are small, and offer high performance, resilience and programmability. Timing solutions based on MEMS technology are manufactured using semiconductor processes in fabs with high capacity, allowing for cost-effective high-volume manufacturing.
The Opportunity for Advanced Solutions
From high-performance network infrastructure equipment to low-power battery-operated devices, Precision Timing solutions enable virtually all electronics, as timing is fundamental in orchestrating the functionality of electronic systems - from providing a reference frequency for processing components (e.g., graphics processing units, microprocessors, microcontrollers, SoCs, ASICs, Field Programmable Gate Arrays) to synchronizing the transfer of data. The complexity of such timing solutions increases significantly with the performance requirements of the systems in which they are used. Below are some examples of end markets in which we believe our silicon-based timing is enabling or has the potential to enable, greater functionality than legacy solutions:
Communications, Datacenter, and Enterprise
Communications infrastructure equipment used in wireless base stations, wired infrastructure equipment, enterprise networks, cloud data centers, and artificial intelligence infrastructure must provide high performance and stability in demanding environments, which may include temperature fluctuations, and vibration. For example, due to the density and large data processing within the equipment, internal temperatures elevate to levels that need cooling fans that both rapidly change ambient temperatures and cause vibration. If the timing solution within the equipment fails, data may be corrupted or networks can shut down, leading to service disruptions and higher operating costs.
Automotive, Industrial, and Aerospace
In the past few years, the automotive industry has expanded the use of electronics in vehicles for diverse purposes such as sensing, ADAS, computing, and in-vehicle infotainment. In these applications, timing technology must perform reliably over the life of an automobile in an environment characterized by vibration, mechanical shocks, electromagnetic interference, wide and rapid temperature change. We believe Precision Timing can address many of the challenges associated with this demanding automotive ecosystem.
Industrial equipment, ranging from factory machinery to diagnostic equipment, is often exposed to environments characterized by temperature fluctuation, mechanical shocks, vibration, electromagnetic interference, and power supply noise. We believe our Precision Timing solutions can perform better than legacy quartz-based solutions in demanding industrial environments and with lower power consumption and higher reliability. In addition, with the highly diverse nature of industrial applications and the need for unique operating frequencies, we believe the programmable architecture of our Precision Timing products provides an advantage.
Timing devices used in aerospace and defense applications such as rockets and satellites need to withstand extreme vibration forces and temperature gradients during operation. Quartz-based solutions can be impacted by vibrational forces acting on the whole system. Precision Timing devices are well-suited for these applications, as they provide up to 50 times better acceleration sensitivity under vibration than comparable quartz-based solutions.

Mobile, IoT and Consumer
The growing reliance on mobile devices has enabled the proliferation of billions of internet-connected devices in industrial and consumer applications. These devices range from smartphones and personal wearable devices to electronics embedded in appliances and industrial machinery. Many of these devices need to package a significant amount of electronics in a limited battery-powered and size-constrained form factor, while still requiring high performance and high accuracy. Due to the ability to integrate with ICs, we believe silicon MEMS timing solutions are well-suited to optimize footprint, reliability, and power consumption of the overall system within mobile, IoT and consumer devices.
Our Solutions and Technology
Our Precision Timing solutions comprise of:
•Oscillators and Clock ICs: We have a dedicated analog and mixed-signal engineering team focused on the most complex challenges related to oscillators, such as OCXOs, Super-TCXOs, XOs, VCXOs, and DCXOs, and clock ICs, such as network synchronizers, jitter cleaners, clock generators, and buffers. Our analog mixed-signal technologies include several innovative low-noise circuit-based oscillators, high-performance PLLs, low-noise data converters, and precision low-aging reference circuits. Many of our oscillators use temperature sensing to maximize frequency stability. Our low-power nano-ampere and high-resolution DualMEMS® sensing technologies stabilize our Precision Timing solutions despite rapid temperature changes. We also offer what we consider to be leading solutions across a range of performance attributes, including Allan deviation, power supply noise rejection, temperature-sensing resolution, and integrated phase jitter.
•MEMS resonators: We pioneered the silicon MEMS timing industry with the MEMS First®, EpiSeal®, TempFlat® and ApexMEMS processes and technologies. These manufacturing processes and technologies have allowed the hermetically sealed resonator die to be housed in industry-standard, low-cost plastic packages or use advanced packaging techniques such as wafer-level chip-scale packing. These processes and technologies improve resonator stability, increase quality and reliability, and decrease aging effects. Because our MEMS resonators are manufactured in silicon using semiconductor processes, they are easier to integrate into silicon-based oscillators and clock ICs, and allow us to develop tightly-integrated Precision Timing solutions.
•Advanced system-level integration: We have extensive know-how in integrating various timing components into elegant system-level solutions. Because the internal elements of our products are silicon - namely the silicon MEMS resonators and the analog mixed-signal ICs - our systems integration design teams are not limited by the restrictions of using dissimilar materials such as quartz crystals and semiconductor die within a package. Our ability to integrate MEMS-based resonators with analog mixed-signal products allows us to develop oscillators and clock ICs in diverse permutations, which helps us innovate without the boundaries imposed by legacy materials. Our all-silicon approach enables us to solve difficult timing challenges in new ways. For example, we can use advanced packaging designs, yielding some of the smallest footprints in the industry.
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
Our flexible and programmable Precision Timing solutions offer the following benefits:
•High performance: Our portfolio of MEMS-based Precision Timing products allows us to provide our customers with high performance solutions across a wide range of attributes including stability over temperature, low sensitivity to vibration, low phase jitter, and other metrics.
•High resilience: Due to the unique properties of silicon, construction of our resonators, and advancements in our analog design circuits, systems, and packaging, our products provide resilience and robustness against the harsh operating conditions of many end-products. Specifically, our solutions offer low sensitivity to electromagnetic energy, mechanical shock, vibration, airflow, temperature gradients and power supply noise.
•Small size: Our solutions have a small footprint and package size, optimizing the end customer’s board area. Additionally, many of our products have added integrated functions such as on-chip regulators and load capacitors which reduce the need for external components and decrease the overall system size.

•Low power: Our solutions operate at low power levels and have differentiated power-saving features such as NanoDrive™ and FlexSwing™, making them well-suited for mobile, IoT and other power-sensitive applications. Additionally, the high stability of our products allows mobile and IoT devices to stay in sleep mode longer, extending battery life.
•Programmability: A majority of our oscillators have programmable output frequency that allows customers to optimize their design with custom frequencies. In contrast, traditional quartz oscillators are built to provide a single or very limited range of frequencies. Furthermore, our oscillators are configurable across a wide range of additional parameters, including stability metrics, voltage parameters, and temperature ranges, among others. This provides design flexibility for the customer, and enables us to produce a vast number of custom timing products on demand with short lead times.
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
•Leveraged product development: Our solutions employ different combinations of MEMS and circuit components, enabling us to generate a vast number of custom part numbers, including over 40,000 unique part numbers shipped as of December 31, 2024.
•Rapid time to market: Our solutions can typically be delivered within weeks of initial customer order and configuration, enabling us to reduce our end customers’ time to market.
Our Strategy
Our objective is to be the leading provider of Precision Timing solutions for advanced and complex electronics applications. Our solutions not only displace existing products by providing improved performance across a range of operational attributes, but also enable next-generation electronic applications by providing high performance at affordable price points. We believe our performance and size benefits enable new system-level architectural options that in turn enable innovation for our end customers. Key elements of our strategy include:
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
•Educate and promote the benefits of silicon timing technology. We intend to continue to educate current and prospective customers about the benefits of our Precision Timing solutions relative to their existing and future products. Our Timing Essentials Learning Hub is an online educational platform established to share our knowledge to help customers better understand timing to improve their designs, as well as promote our thought and technology leadership.
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
•Broaden our product portfolio. We intend to continue to broaden our product portfolio by offering additional varieties of oscillators, expanding into the clock IC market and growing our business in standalone resonators.

•Continue to attract and acquire new customers. We expect to continue expanding our end customer base through direct dialogue with large strategic accounts, partnerships with large distributors, as well as grow direct online sales with the SiTimeDirect store. With continued investment in our digital marketing strategies that advance the SiTime customer experience, along with sophisticated market segmentation efforts, we expect to identify new customers, and deliver differentiated Precision Timing solutions to them.
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

We are well established with our core offering of oscillator products that comprise a MEMS resonator and an analog mixed-signal IC that are integrated into a package. The following table illustrates our current portfolio of products by target end market:

Products by Market

Communications, Datacenter, & Enterprise	Automotive, Aerospace & Defense, Industrial		Mobile, IoT & Consumer

Low Jitter Oscillators	High Temp Oscillators	Clock Generators	Low Power Oscillators

DCXO In-System Programmable	Low Jitter Oscillators	Clock Buffers	μPower 32 kHz Oscillators

VCXO	DCXO In-System Programmable	Network Synchronizers/ Jitter Cleaners	μPower 32 kHz TCXO

TCXO/VCTCXO/ DCTCXO	VCXO	OCXO/DCOCXO	Low Power TCXO

OCXO/DCOCXO	Low Power Oscillators		Low Power DCXO

Network Synchronizers/ Jitter Cleaners	Spread Spectrum Oscillators		Active Resonators

Clock Generators	TCXO/VCTCXO/ DCTCXO		TCXO/VCTCXO/ DCTCXO

Clock Buffers	μPower 32 kHz Oscillators		Spread Spectrum Oscillators

Our Customers
While our sales personnel interact directly with our end customers to sell our Precision Timing products, such sales are executed through distributors, who in turn sell our products to our end customers. We also sell products directly to some of our end customers. We work closely with our end customers throughout their design cycles and are able to develop long-term relationships as our technology becomes embedded in their products. As a result, we believe our products are well-positioned to be designed into their current systems and we are well-positioned to develop next generation solutions for their future products.
Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), three of our distributor customers, each directly accounted for more than 10% of our revenue in the years ended December 31, 2024, 2023, and 2022. Additionally, Sabre Technologies Pte. Ltd ("Sabre") directly accounted for more than 10% of our revenue for the year ended December 31, 2023. Pernas directly accounted for 24%, 20%, and 20% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively, Arrow directly accounted for 19%, 18%, and 17% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively and Quantek directly accounted for 13%, 13%, and 12% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Sabre directly accounted for 10% of our revenue for the year ended December 31, 2023. Other than Pernas, Quantek, Arrow and Sabre, no other single direct customer accounted for more than 10% of our revenue in the years ended December 31, 2024, 2023, and 2022.

Based on the sell-through information provided to us from distributors who identify end customers, we believe that the majority of our products sold to Pernas and Quantek are in turn incorporated into products of Apple Inc. (“Apple”), our largest end customer.
As a result, we believe revenue attributable to our largest end customer accounted for approximately 22%, 21%, and 20% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively.
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
We have a strategic accounts strategy executed by our direct sales force focused on design engineers, system architects and executive decision makers for the world’s leading electronics companies. These customers lead electronics innovation for their segments - from communications and datacenter equipment, to automotive, and IoT - and design in SiTime Precision Timing solutions that deliver the performance required by these devices. Beyond the well-established strategic account portfolio, we target a broad base of small to mid-size electronics OEMs and ODMs that accelerate growth and market expansion for SiTime. We intend to continue to expand our sales and marketing efforts through increased collaboration with our distributors. In addition, in 2022, we launched SiTimeDirect, a self-service online store supporting 24/7 sales of SiTime oscillators. Our expert inside sales team supports a “self-service model” for customers. SiTime’s unique programmability combined with the convenience of an online store, with rapid configuration and fulfillment, makes SiTimeDirect a unique approach in the semiconductor industry for Precision Timing solutions.
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
•Fabrication. We currently utilize a range of semiconductor process generations to develop and manufacture our products. We use Robert Bosch LLC (“Bosch”) in Germany, Taiwan Semiconductor Manufacturing Company (“TSMC”) in Taiwan, and Teledyne Digital Imaging Inc. ("Teledyne") in Canada as our primary foundries and suppliers for our MEMS timing devices and analog mixed-signal circuit ICs.
•Package, Assembly and Testing. Upon the completion of processing at the foundry, we use third-party contractors for packaging, assembly, and testing, including Advanced Semiconductor Engineering, Inc. (“ASE”) in Taiwan, Carsem (M) Sdn Bhd. (“Carsem”) in Malaysia, United Test and Assembly Center Ltd.

(“UTAC”) in Thailand, Hana Semiconductor (Ayutthaya) Co., Ltd in Thailand, Daishinku Corp. (“Daishinku”) in Japan, and STATS ChipPAC Pte Ltd. in Singapore.
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
We have assembled a core team of experienced engineers and systems designers who conduct research and development activities in the United States, the Netherlands, Malaysia, Finland, Japan, Taiwan, Ukraine, and India. As of December 31, 2024, we had 182 full-time equivalent employees supporting research and development efforts worldwide.
Intellectual Property
We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how. As of December 31, 2024, we had 134 issued U.S. patents, expiring generally between 2026 and 2040, and 51 pending U.S. patent applications (including 11 provisional applications). We also had five foreign issued patents expiring in 2036 and five pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems.
In addition to our own intellectual property, we also use third-party licenses for certain technologies, including some that are embedded in our MEMS solutions. For example, we have a license to certain patents from Bosch relating to the design and manufacture of MEMS-based timing applications and a license to certain intellectual property of Aura relating to our clock products. The patent rights obtained under the license agreement with Bosch expire between 2025 and 2029, and the license agreement expires upon expiration of the last patent licensed under the agreement. We do not believe there will be any significant impact upon expiration of these patents.
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
Our competitors range from large, international companies offering a wide range of timing products to smaller companies specializing in narrow market verticals. Companies that we primarily compete with include, but are not limited to, Abracon, LLC, Daishinku Corp., Diodes Incorporated, Kyocera Corporation, Microchip Technology Inc., Murata Manufacturing Co., Ltd, Nihon Dempa Kogoyo., Ltd., Rakon Limited, Renesas Electronics Corporation, Seiko Epson Corporation, Skyworks Solutions, Inc., Texas Instruments Incorporated, and TXC Corporation.
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
As of December 31, 2024, we had 395 full-time equivalent employees located in locations including the United States, France, Malaysia, the Netherlands, Taiwan, Japan, Finland, Ukraine, Germany, South Korea, and India, including 182 in research and development, 143 in sales, general, and administrative, and 70 in operations. We consider relations with our employees to be good and have never experienced a work stoppage.
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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 56%, 51%, and 49% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 59%, 49% and 47% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Sales attributable to Apple, our largest end customer accounted for approximately 22%, 21%, and 20% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including Pernas Electronics Co., Ltd. (“Pernas”), Arrow Electronics, Inc. (“Arrow”), and Quantek Technology Corporation (“Quantek”), we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
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

•the impact of any pandemic, epidemic, or outbreak of disease, on our business, suppliers, and customers;
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
If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. The initial term of this supply agreement is through February 2027 and automatically renews. We currently rely primarily on Bosch and Teledyne for our MEMS fabrication, and primarily on TSMC for our analog circuits fabrication, and any disruption in the supply of wafers or any increases in the wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. In 2021 and the first half of 2022 there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, and affecting outsourced semiconductor assembly and test providers (“OSATs”), which limited our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.
To ensure continued wafer supply, we may be required to establish alternative wafer supply sources, which could require significant expenditures and limit our negotiating leverage. We currently rely on Bosch, TSMC and Teledyne as our primary foundries and suppliers for our MEMS timing devices and analog circuits, and only a few foundry vendors have the capability to manufacture our most advanced solutions, in particular with respect to our MEMS solution. If we engage alternative supply sources, we may incur additional costs and encounter difficulties and/or delays in qualifying the supply sources. For example, we had a license agreement with Bosch under which Bosch granted us a license to use certain patents. Under this agreement, we were required to pay a royalty fee to Bosch if we engaged third parties to manufacture, or if we decided to manufacture ourselves, certain generations of our MEMS wafers until March 31, 2024. In addition, shipments could be significantly delayed while these sources are qualified for volume production. If we are unable to maintain our relationship with Bosch, TSMC, or Teledyne, our ability to produce high-quality products could suffer, which in turn could harm our business, financial condition, and results of operations.
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

Certain of our manufacturing, packaging, assembly, and testing facilities are located outside of the United States, including Malaysia, Taiwan, and Thailand, where we are subject to increased risk of political and economic instability, difficulties in managing operations, difficulties in enforcing contracts and our intellectual property, severe weather, and employment and labor difficulties. Additionally, public health crises, such as an outbreak of contagious diseases, may affect the production capabilities of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or work-from-home orders. Restrictions like these could limit our suppliers’ ability to operate their manufacturing facilities.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, and India. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 92%, 86%, and 88% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
•heightened risk of terrorist acts;
•regional health issues and the impact of public health epidemics on employees and the global economy;
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
If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located primarily in Finland, India, Japan, Malaysia, the Netherlands, Taiwan, and Ukraine. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.
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
A future pandemic, epidemic, health crisis, or other outbreak of disease, may negatively and materially impact our business, results of operations, and financial condition, due to:
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
The potential impact that a future pandemic, epidemic, health crisis, or other outbreak of disease, could have on our business, results of operations, and financial condition, and on the other risk factors described in this “Risk Factors” section, remain unclear and difficult to predict.
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
Our revenue has fluctuated over time. Our revenue was $202.7 million, $144.0 million, and $283.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.

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
The global semiconductor market in general, and the timing market in particular, is highly competitive. We expect competition to increase and intensify as additional companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, financial condition, and results of operations. Our competitors range from large, international companies offering a wide range of timing products to smaller companies, including start-ups, specializing in narrow market verticals. Companies that we primarily compete with include, but are not limited to, Abracon LLC, Daishinku Corp., Diodes Incorporated, Kyocera Corporation, Microchip Technology Inc., Murata Manufacturing

Co., Ltd., Nihon Dempa Kogyo Co., Ltd., Rakon Limited, Renesas Electronics Corporation, Seiko Epson Corporation, Skyworks Solutions, Inc., Texas Instruments Incorporated, and TXC Corporation. We expect competition in our current markets to increase in the future as existing competitors improve or expand their technology and product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.
Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support, and other resources; are more established than we are; and have significantly better brand recognition and broader product offerings. This may enable them to better withstand downturns in the timing market in which we compete, as well as adverse economic or market conditions. Our ability to compete successfully will depend on a number of factors, including:
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
We entered into the transaction with Aura with the expectation that the transaction would result in various benefits to us, including the expansion of our product portfolio, and growth of our business. To realize the anticipated benefits of the acquisition, the products of Aura must be successfully completed, delivered to us, and then integrated. Product completion can be complex and time consuming, and Aura may not be able to deliver the products on time or deliver products that meet the agreed specified criteria. Further, we may face significant challenges in integrating the technologies and products. If the products are not successfully completed and integrated, the anticipated benefits of the transactions may not be realized fully or may take longer to realize than expected. The acquisition may not further our business strategy as we expect and we may experience unanticipated costs or liabilities associated with the acquisition, which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of the acquisition including intangible assets and goodwill. In addition, if we are unable to integrate and retain personnel that joined us as part of the transaction with Aura, we may not be able to fully capitalize on the benefits. Any of the above could decrease the benefits we expect to receive from the agreement with Aura and adversely affect our financial condition and operating results.

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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of December 31, 2024, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of December 31, 2024 and December 31, 2023, respectively. If our credit losses, however, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of December 31, 2024, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley, and U.S. Bancorp.
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
As discussed elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024, we identified a material weakness in our internal control over financial reporting related to the misclassification of “interest received upon maturity of held-to-maturity securities” as an investing activity instead of as an operating activity in the respective condensed consolidated statements of cash flows for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Management, under the oversight from the Audit Committee, implemented additional review procedures to enhance our internal control over financial reporting with respect to the statement of cash flows in order to remediate the material weakness. These review procedures included the development of a review checklist to ensure that we will apply the applicable accounting guidance under Accounting Standards Codification ("ASC") 230, Statement of Cash Flows.
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
Our corporate headquarters and some of our suppliers and foundry vendors are located in areas that are in active earthquake zones or are subject to power outages, natural disasters, political, social, or economic unrest, and other potentially catastrophic events. In the event of a major earthquake, hurricane, flooding, or other catastrophic event, including with respect to climate change, such as fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, political, social, or economic unrest, pandemic, epidemic, health crisis, or disease outbreak, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security, or loss of critical data, any of which could have an adverse effect on our future results of operations.
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
As of December 31, 2024, we had U.S. federal, state and foreign net operating loss (“NOL”), carryforwards of approximately $250.7 million, $84.5 million and $2.0 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal, state, and the foreign NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards begin to expire in 2025 and the state research and development tax credit carryforwards carry forward indefinitely. These NOL and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change last occurred in 2014 and concluded that it had no impact on U.S. federal and California NOLs or on U.S. federal research and development credits. Our initial public offering in November 2019 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards. We updated the Section 382 analysis through December 31, 2024 and concluded there have not been any additional ownership changes as defined under Section 382 since the June 16, 2020 follow-on offering. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law in 2020, an NOL from a tax year beginning in 2018, 2019 or 2020 can be carried back five years and would not be subject to the 80%-of-income limitation if they are exhausted during the five-year carryback period or during 2018, 2019 or 2020. The Company will not carry back any NOLs as they did not have taxable income in prior years.

Risks Related to Intellectual Property
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of December 31, 2024, we had 134 issued U.S. patents, expiring generally between 2026 and 2040 and 51 pending U.S. patent applications (including 11 provisional applications). We also had 5 foreign issued patents expiring in 2036 and 5 pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
Based on the latest filings with the SEC, holders of 5% or more of our common stock and their affiliates, beneficially owned approximately 57.4% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2024. As a result, this group of stockholders has the ability to significantly influence us through this ownership position
For example, as long as this group of stockholders continue to hold a significant or the largest ownership position in our outstanding common stock, they may have the ability to affect the outcome of any stockholder vote during this period. As a result, they will have the ability to exert significant influence over many matters affecting us, either through a board representative or as a stockholder, including:
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
Item 2. Properties.
Our principal executive offices are located in a leased facility in Santa Clara, California, consisting of approximately 50,400 square feet of office space under lease that expires in March 2027. This facility accommodates our principal engineering, sales, marketing, operations, finance, and administrative activities. Outside of the United States, we also lease facilities in various international locations that are used for research and development, sales, business development, operations, and administrative support. These international facilities are mainly located in Japan, Malaysia, the Netherlands, Taiwan, Finland, India and Ukraine. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms for lease to meet future needs.
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
As of February 10, 2025, there were 30 holders of record (not including beneficial holders of stock held in street names) of our common stock.
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
The following line graph compares the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and Philadelphia Semiconductor Index for the five years ending on December 31, 2024. The graph assumes that $100 was invested on January 1, 2020 in our common stock and in each of the Nasdaq 100 Index and Philadelphia Semiconductor Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
Value of Investment made
1,200
1,000
800
600
400
200
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
SiTime Corporation
Nasdaq composite index
Philadelphia Semiconductor index

Company Name/Index	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
SiTime Corporation	100.00	438.94	1,147.22	398.51	478.75	841.29
Nasdaq composite index	100.00	143.64	174.36	116.65	167.30	215.22
Philadelphia Semiconductor index	100.00	151.14	213.35	136.90	225.75	269.24

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
Overview
The ability to accurately measure and reference time has been essential to humankind’s greatest inventions and technological advances. Timing technology has continued to evolve over centuries, underpinning broader technological evolution and is the heartbeat of digital electronic systems. Here, timing ensures that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as central processing units, communication and interface ICs, and radio frequency components. As electronics evolve to deliver higher performance, connectivity, and intelligence, even in increasingly challenging environments, while also being more complex and size-constrained, we believe they will require more sophisticated semiconductor-based timing solutions that cannot be developed in legacy quartz crystal-based technologies. Precision timing fills this need with the performance, power, size, and cost that is required by these applications.
We are a leading provider of Precision Timing solutions to the global electronics industry. Our Precision Timing solutions are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and accurately. We provide Precision Timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 300 applications across our target markets, including communications, datacenter and enterprise, automotive, industrial, aerospace, mobile, IoT, and consumer. Our current solutions include various types of oscillators, as well as clock ICs and resonators.
Our all-silicon solutions are based on three fundamental areas of technical expertise: MEMS, analog mixed-signal design, and advanced system-level integration. This expertise enables us to design silicon MEMS resonators, analog circuits, as well as systems and packaging, and bring these all together to deliver a system-level solution that synergistically solves customers’ complex timing problems. In this aspect, we believe we are different than quartz-based timing providers, who typically have expertise in designing and manufacturing resonator components, but usually outsource the analog circuit design and packaging. We also have a deep understanding of the mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize MEMS first-silicon success, we have also developed our own MEMS simulation tools. We are also different in that our MEMS resonators are made using semiconductor technology which has significant benefits in features, performance, manufacturing, and cost, while the quartz resonator and oscillator suppliers use quartz crystal material
Compared to traditional clock IC suppliers, we are different in that we design the resonator in-house and can integrate it into the clock IC package. Our analog/mixed-signal die are developed using industry-standard processes and deliver high levels of performance using programmable PLLs, temperature sensors, regulators, data converters, drivers and other building blocks. Unlike most clock IC vendors, we do not rely on quartz vendors to provide the quartz resonator clock reference that is required for their clock ICs to function. Our expertise creates supply chain advantages for us and most importantly, enables us to design and build complete timing systems that result in performance advantages, providing a complete solution to the customer.
Our Precision Timing solutions are designed to be resilient to harsh environmental stressors. For the communications, datacenter and enterprise market, our products provide high performance and resilience in dense, less-controlled environments that experience extreme conditions. The resilience of our products becomes an increasing advantage as equipment is placed in dense, harsh environments and moves closer to the customer with the rollout of 5G, the rapid expansion in cloudification, and deployment of hyperscale and AI datacenters. For the automotive market, our solutions can be utilized in automotive electronics, including ADAS for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock, and vibration. For the aerospace market, our solutions provide high reliability and lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions offer high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.
In all of these markets, the trend for increased data transfer at higher speeds and demand for lower latency continues to grow. This requires higher levels of performance in timing and synchronization. Additionally, as electronics continue to proliferate in all industries and areas of our daily life, digital devices are increasingly subjected to less controlled environments, making resiliency ever more important. These industry trends place higher demands on timing components, escalating the importance of resilient and reliable Precision Timing.
We believe that the total timing market is approximately $10 billion in size. Since our founding, we have focused on transforming this market with compelling solutions that solve difficult timing problems. Historically, our revenue has been substantially delivered from sales of oscillator systems across our target end markets.
In December 2023, we acquired clocking products through the acquisition of certain assets and the exclusive license to certain intellectual property from Aura Semiconductor Pvt. Ltd. and certain of its affiliated entities (together, "Aura") relating to Aura's timing business and clock products that significantly expands our presence within the clocking market. With the addition of all four categories of clock products including network synchronizers, jitter cleaners, clock generators, and buffers, we now offer a comprehensive portfolio of timing solutions. By pairing the new SiTime clocking products with our MEMS oscillators and/or our resonators, we expect to be able to offer a more complete clock tree that is simpler to design with higher performance, and more resilient to environmental stressors with better reliability. SiTime is now a key provider of all differentiated products in timing – oscillators, clocks, and resonators combined with depth in engineering expertise in Precision Timing solutions.
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
We operate a fabless business model, where we outsource manufacturing to semiconductor industry suppliers, which allows us to focus on, and excel in, the design, marketing, and sales of our products. A fabless infrastructure gives us production flexibility and the ability to scale capacity up and down to meet demand. While this model allows us to operate with lower capital expenditure investment than other semiconductor companies that own fabs, we may be required to make such investments from time to time primarily to strengthen our supply chain and optimize our costs. These investments could put downward pressure on our gross margins if demand for our products does not materialize as expected. Further, this model could also subject us to supply constraints, when demand for our products is higher than anticipated, resulting in increased costs and impacting our gross margins. Our programmable architecture also plays a key role in ensuring optimal production flexibility. In contrast to products offered by traditional timing device suppliers, our products are batch produced and then custom programmed to customer needs, allowing us to offer shorter lead times and the ability to meet custom requirements more easily.
Since our IPO in November 2019, while our revenue has grown, gross margins have improved, and new opportunities for growth for our business have emerged, adverse macroeconomic events including geopolitical tensions and conflicts have substantially increased. In 2020 and 2021, there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, and affecting outsourced semiconductor assembly and test providers. We believe that the effects of the industry-wide supply constraints on other timing device suppliers contributed in part to our revenue and gross margin growth in 2021 and the first half of 2022. In 2022 and 2023, macroeconomic events such as rising inflation, fear of recession, equity market volatility, geopolitical tensions, war, decreased consumer spending, lower demand for electronic products following a period of strong demand during the COVID-19 pandemic, supply chain disruptions, and the COVID-19 pandemic measures implemented in China, harmed sales of our products and results of operations. We believe that some of our customers built up inventory of our products in 2022 to overcome the industry-wide supply constraints that occurred in the previous periods and that the macroeconomic events in the second half of 2022 and through 2023 led to reduced demand for our customers' products, which led to an inventory buildup at some of our customers and their affiliates, partners and contract manufacturers, which has adversely affected sales of our products. We believe that while this inventory buildup has reduced through the second half of 2023 and in 2024, any further increase could negatively impact the sales of our products and could result in decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict. For additional discussion please see Part I, Item 1A "Risk Factors" of this report, especially the risk factor titled “Global macroeconomic conditions have harmed and may continue to harm our business” and “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”

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
Design Wins with New and Existing Customers
Our solutions enable our customers to differentiate their product offerings and position themselves to gain market share. We work closely with our customers to understand their product roadmaps and strategies. Our end customers continuously develop new products in existing and new application areas. We also consider design wins critical to our future success and anticipate being increasingly dependent on revenue from new design wins for our new higher-end products which have higher average selling prices (“ASPs”). The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp of volume production of the customer’s products into which our product is designed could adversely affect our business.
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
Results of Operations
The following table summarizes our results of operations for the periods presented.

	Year Ended December 31,			Change 2024 vs 2023
	2024	2023	2022	$	%

	(in thousands, except percentage)
Revenue	$202,697	$143,993	$283,605	$58,704	41%
Cost of revenue	98,203	61,905	100,643	36,298	59%
Gross profit	104,494	82,088	182,962	22,406	27%
Operating expenses:
Research and development	106,855	97,589	90,288	9,266	9%
Selling, general and administrative	102,157	83,971	76,532	18,186	22%
Acquisition related costs	10,722	7,728	—	2,994	39%
Total operating expenses	219,734	189,288	166,820	30,446	16%
Income (loss) from operations	(115,240)	(107,200)	16,142	(8,040)	8%
Interest income	22,883	26,958	7,291	(4,075)	(15%)
Other expense, net	(758)	(141)	(97)	(617)	438%
Income (loss) before income taxes	(93,115)	(80,383)	23,336	(12,732)	16%
Income tax expense	(486)	(152)	(82)	(334)	220%
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$(93,601)	$(80,535)	$23,254	$(13,066)	16%
A discussion of changes in our results of operations from fiscal 2022 to fiscal 2023 has been omitted from this Annual Report on Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal 2023 filed with the SEC on February 26, 2024.
Revenue
We derive revenue primarily from sales of Precision Timing solutions to distributors. We also sell products directly to some of our end customers. Our sales are made pursuant to standard purchase orders which may be cancelled, reduced, or rescheduled, with little or no notice. We recognize product revenue upon shipment when we satisfy our performance obligations as evidenced by the transfer of control of our products to customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products.

	Year Ended December 31,			Change 2024 vs 2023
	2024	2023	2022	$	%

	(in thousands except percentage)
Revenue	$202,697	$143,993	$283,605	$58,704	41%

Revenue increased by $58.7 million, or 41%, for 2024 compared to 2023. The increase was primarily related to an increase in sales volume by 36% as well as an increase in ASPs of our products due to change in mix of the products we shipped. Lower sales volume in the prior year was driven by excess inventory buildup at many of our customers, distributors and their affiliates, partners, and contract manufacturers, and lower demand for our products due to macroeconomic conditions.
Our top ten direct customers, including distributors, accounted for approximately 84%, 82% and 74% of net revenues in 2024, 2023, and 2022, respectively. Three customers each in 2024, and 2022, and four customers in 2023 which are distributors of our products, accounted for more than 10% of our net revenues. International sales,identified based upon the ship-to location of the customers who purchased the Company’s products, represented approximately 92%, 86%, and 88% of net revenues in 2024, 2023, and 2022, respectively.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists of wafers acquired from third-party foundries, assembly, packaging, and test cost of our products paid to third-party contract manufacturers, and personnel and other costs associated with our manufacturing operations. Cost of revenue also includes depreciation of production equipment, inventory write-downs, shipping and handling costs, and allocation of overhead and facility costs. We also include credits for rebates received from third-party contract manufacturers in cost of revenue.

	Year Ended December 31,			Change 2024 vs 2023
	2024	2023	2022	$	%

	(in thousands except percentage)
Cost of Revenue	$98,203	$61,905	$100,643	$36,298	59%
Gross Profit	104,494	82,088	182,962	22,406	27%
Gross Margin	52%	57%	65%
Gross profit increased by $22.4 million in the year ended December 31, 2024 compared to the same period in 2023. Gross profit increased $41.2 million mainly from higher revenue. This increase was partially offset by higher amortization from acquired intangibles of $11.6 million, and higher other manufacturing and overhead costs of $6.8 million, which primarily consists of depreciation and amortization, freight and inventory reserves.
Gross margin was lower by 5% in the year ended December 31, 2024 compared to the same period in 2023. The decrease was mainly due to higher amortization from acquired intangibles by 6%, partially offset by lower stock-based compensation costs by 1%.
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

	Year Ended December 31,			Change 2024 vs 2023
	2024	2023	2022	$	%

	(in thousands except percentage)
Operating Expenses:
Research and development	$106,855	$97,589	$90,288	$9,266	9%
Selling, general and administrative	102,157	83,971	76,532	18,186	22%
Acquisition related costs	10,722	7,728	—	2,994	39%
Total operating expenses	$219,734	$189,288	$166,820	$30,446	16%

Research and Development
Our research and development efforts are focused on the design and development of Precision Timing solutions. Our research and development expense consists primarily of personnel costs, as well as pre-production engineering mask costs, software license and intellectual property expenses, design tools and prototype-related expenses, facility costs, supplies, professional and consulting fees, and allocated overhead costs, which may be offset by non-recurring engineering contra-expenses recorded in certain periods. There is no assurance that we will have non-recurring engineering contra-expense from period to period. We expense research and development costs as incurred. We believe that continued investment in our products is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase in absolute dollars. However, we expect our research and development expense to fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
Research and development expense increased by $9.3 million, or 9%, for the year ended December 31, 2024 compared to the same period in 2023, primarily due to an increase in stock-based compensation expense of $5.0 million, a decrease in non-recurring engineering contra-expense recognized of $2.3 million, and higher engineering spend towards ongoing new product development of $1.6 million.
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
Selling, general and administrative expense increased by $18.2 million, or 22%, for the year ended December 31, 2024 compared to the same period in 2023, primarily due to higher stock-based compensation expense of $12.0 million, higher wages and bonus of $4.2 million related to increased headcount, higher sales commission payouts of $0.7 million due to higher sales, and higher travel costs of $0.6 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the acquisition closed during the year ended December 31, 2023 and changes in the fair value of the sales-based earnout liability and interest accretion related to the acquisition consideration payable. Acquisition related costs increased by $3.0 million, or 39%, for the year ended December 31, 2024, primarily due to accretion of acquisition consideration payable of $3.3 million and an increase in the fair value of sales-based earnout liability of $4.9 million, partially offset by a reduction in one-time acquisition costs related to the 2023 Aura transaction of $5.2 million. We will continue to incur incremental costs beyond 2024 related to the Aura transaction arising from changes in the fair value of the sales-based earnout liability and accretion of acquisition consideration payable.
Interest Income and Other Expense, net
Interest income and other expense consists primarily of interest income on our cash balances, and foreign exchange gains and losses.

	Year Ended December 31,			Change 2024 vs 2023
	2024	2023	2022	$	%

	(in thousands except percentage)
Interest income	$22,883	$26,958	$7,291	$(4,075)	(15)%
Other expense, net	(758)	(141)	(97)	(617)	438%
Total interest income and other expense, net	$22,125	$26,817	$7,194	$(4,692)	(17)%

Interest income and other expense, net decreased $4.7 million for the year ended December 31, 2024 compared to the same period in 2023, primarily related to lower interest income earned on short term investments due to lower interest rates and a decrease in investment balances arising from acquisition related payments and higher capital expenditures.
Income Tax Expense
Income tax expense consists primarily of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The income tax expense in foreign jurisdictions was higher due to increased operational activities in our foreign entities. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax asset is uncertain, including net operation losses (NOL), carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not. At December 31, 2024 and 2023, we had federal NOL carry-forwards of approximately $250.7 million and $230.2 million, respectively, state NOL carry-forwards of approximately $84.5 million and $83.7 million, respectively, and foreign NOL carry-forwards of approximately $2.0 million and $1.7 million, respectively. These federal, state, and foreign net operating loss carry-forwards will expire beginning in 2028. At December 31, 2024 and 2023, we had research and development tax credit carryforwards of approximately $3.9 million and $3.9 million, respectively for U.S. federal income tax purposes and $3.6 million and $3.6 million, respectively for state income tax purposes. The research and development credit carryforwards for federal tax purposes will begin to expire in 2025, and state tax credits carry forward indefinitely.

	Year Ended December 31,			Change 2024 vs 2023
	2024	2023	2022	$	%

	(in thousands except percentage)
Income tax expense	$(486)	$(152)	$(82)	$(334)	220%
Liquidity and Capital Resources
As of December 31, 2024 and 2023 we held short-term investments in held-to-maturity securities of $412.7 million and $518.7 million, respectively, which consisted of Treasury Bills. As of December 31, 2024 and 2023, we also had cash and cash equivalents of $6.1 million and $9.5 million, respectively. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services, or technologies in the future.
In February 2024, we entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. The Company used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. During the year ended December 31, 2024, we sold 332,500 shares of our common stock under the Sales Agreement at a weighted average price of $151.91 per share resulting in net proceeds to us of $48.8 million, after deducting underwriting discounts and commissions and offering costs.
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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$23,190	$8,056	$39,752
Net cash provided by (used in) investing activities	64,759	(36,660)	(560,088)
Net cash provided by (used in) financing activities	(91,311)	3,469	(4,522)
Net increase decrease in cash and cash equivalents	$(3,362)	$(25,135)	$(524,858)
Operating Activities
In 2024, net cash provided by operating activities of $23.2 million was primarily due to net loss of $93.6 million and a change in operating assets and liabilities of $25.0 million, offset by non-cash expenses of $141.8 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, change in fair value of sales based earnout liability and acquisition consideration payable, inventory write-downs and net changes in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash used for operations primarily due to higher accounts receivable due to timing of shipments, increase in inventories as we managed our inventory levels, higher prepaid expenses and other assets, partially offset by higher accrued expenses and other liabilities and higher accounts payable due to timing of payments.
In 2023, net cash provided by operating activities of $8.1 million was primarily due to a net loss of $80.5 million and a change in operating assets and liabilities of $4.3 million, offset by depreciation and amortization, stock-based compensation expense, a net change in unrealized interest on held to maturity securities, change in fair value of sales based earnout liability and acquisition consideration payable for a total of $92.9 million. The changes in operating assets and liabilities resulted in cash provided primarily due to lower accounts receivable due to timing of shipments offset by an increase in inventories as we managed our inventory levels, higher prepaid expenses and other assets, lower accrued expenses and other liabilities due to timing of payments and a decrease in accounts payable.
Investing Activities
Our investing activities consist primarily of the purchase of short-term investments and capital expenditures for property and equipment purchases. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, acquired software, computer equipment used internally, and production masks to manufacture our products.
In 2024, cash provided by investing activities was $64.8 million. We received proceeds from the maturity of held to maturity investments of $909.3 million. This was partially offset by purchases of $807.8 million of short-term investments in held-to-maturity securities, $36.2 million largely to purchase test and other manufacturing equipment to support our operations and other property and equipment for general business purposes, and $0.5 million to purchase intangible assets in software licenses.
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
Financing Activities
Our financing activities have primarily consisted of proceeds from issuance of shares, payment of withholding of taxes on restricted stock units and payment of acquisition related consideration and earnouts.
During the year ended December 31, 2024, we sold 332,500 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $48.8 million, after deducting underwriting discounts and commissions of $1.0 million and offering costs of $0.7 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $52.6 million, payment towards the Aura transaction of $75.2 million and related payment of earnouts of $12.3 million.
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
Revenue Recognition
We derive our revenue from product sales primarily to distributors. We recognize product revenue, at a point in time, upon shipment when we satisfy our performance obligations as evidenced by the transfer of control of our products to customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products. Variable consideration is estimated and reflected as an adjustment to the transaction price. Depending on the terms of the contract, variable consideration is estimated using either the expected value approach or the most likely value approach. We determine variable consideration at the end of each reporting period, which consists primarily of price adjustments and product returns by estimating the amount of consideration we expect to be entitled to from our customers based on historical experience. Adjustments for the variable consideration has been in the range of 2% to 3% on a quarterly basis for the current year. Our customers have limited return rights under our contracts with them. If variable considerations are anticipated to exceed historical experience, we may adjust our sales returns allowance accordingly to properly reflect our net revenue. Since our performance obligations relate to contracts with a duration of less than one year, we do not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.
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
Inventories
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of standard cost, (which approximates actual cost on a first-in first out basis) or net realizable value. The Company reduces excess and obsolete inventories to their estimated net realizable value based on management's assessment of future demand, historical usage of by product, and market conditions. Once written-down, inventory write-downs are not reversed until the inventory is sold or scrapped.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements under Part II, Item 8 for information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Malaysia, the Netherlands, France, Taiwan, Japan, Finland, Korea, Germany, Ukraine, and India. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of December 31, 2024, the effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have had a material impact on our historical consolidated financial statements. We do not currently have a hedging policy with respect to foreign currency exchange risk.
Interest Rate Risk
We had cash and cash equivalents of $6.1 million as of December 31, 2024 consisting of bank deposits, money market funds, and Treasury Bills. We also had short-term investments in held-to-maturity securities of $412.7 million consisting of Treasury Bills as of December 31, 2024. Such interest-earning instruments carry a degree of interest rate risk. During the year ended December 31, 2024 we generated $22.9 million in interest income through our cash, cash equivalents and short-term investment balances.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2024, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $412.7 million, by an increase or decrease of approximately $2.3 million for the twelve months ended December 31, 2024.

Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SiTime Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of SiTime Corporation and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flow, for the period ended December 31, 2024, and the related notes and schedule II (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Critical Audit Matter Description
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of standard cost, (which approximates actual cost on a first-in first out basis) or net realizable value. Management reduces excess and obsolete inventories to their estimated net realizable value based on management’s assessment of future demand, historical usage by product, and market conditions.
We identified the estimated net realizable value of excess and obsolete inventories as a critical audit matter because of the significant estimates management makes in its demand forecast. Specifically, performing audit procedures to evaluate the reasonableness of Management's estimates of forecasted demand required a high degree of auditor judgement and increased audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of forecasted demand used in the estimate of the net realizable value of excess and obsolete inventories included the following, among others:
–We tested the effectiveness of controls over the review and approval of the estimated net realizable value of excess and obsolete inventories, including controls designed to review and approve the assumptions such as expected forecasted demand by product, customer backlog, expected product lifecycles and current market conditions.

–We evaluated management’s ability to accurately estimate forecasted demand by comparing historical forecasts to the actual results for those periods.
–We made inquiries of business unit managers as well as executives, sales and marketing personnel, and operations personnel about their assessment of future demand, historical usage by product, and market conditions, and compared their expectations to actual developments over the period.
–We selected a sample of inventory products and tested the forecasted demand by comparing internal and external information such as historical usage, contracts, communications with customers and macroeconomic conditions with the Company’s forecast.
–We considered, when relevant, the existence of contradictory evidence based on reading of internal financial and operational information used by management and the board of directors, Company press releases, and analysts' reports, as well as our observations and inquires as to changes within the business and evidence obtained through other areas of the audit.
/s/ Deloitte & Touche LLP
San Jose, California
February 14, 2025
We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
SiTime Corporation
Santa Clara, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of SiTime Corporation (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited the adjustments to the 2023 consolidated financial statements to retrospectively apply the change in accounting for ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”, as discussed in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.
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

/s/ BDO USA, P.C.

We served as the Company's auditor from 2019 to 2024.

San Jose, California
February 26, 2024, except for Note 11, as to which date is February 14, 2025

SiTime Corporation
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of
	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$6,106	$9,468
Short-term investments in held-to-maturity securities	412,728	518,733
Accounts receivable, net	38,209	21,861
Inventories	76,741	65,539
Prepaid expenses and other current assets	10,276	7,641
Total current assets	544,060	623,242
Property and equipment, net	82,475	54,685
Intangible assets, net	163,558	177,079
Right-of-use assets, net	6,569	8,262
Goodwill	87,098	87,098
Other assets	1,199	1,317
Total assets	$884,959	$951,683
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$22,894	$8,690
Accrued expenses and other current liabilities	85,555	112,704
Total current liabilities	108,449	121,394
Other non-current liabilities	76,791	122,237
Total liabilities	185,240	243,631
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 23,598 and 22,692 shares issued and outstanding at December 31, 2024 and 2023	2	2
Additional paid-in capital	881,718	796,450
Accumulated deficit	(182,001)	(88,400)
Total stockholders’ equity	699,719	708,052
Total liabilities and stockholders’ equity	$884,959	$951,683
The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$202,697	$143,993	$283,605
Cost of revenue	98,203	61,905	100,643
Gross profit	104,494	82,088	182,962
Operating expenses:
Research and development	106,855	97,589	90,288
Selling, general and administrative	102,157	83,971	76,532
Acquisition related costs	10,722	7,728	—
Total operating expenses	219,734	189,288	166,820
Income (loss) from operations	(115,240)	(107,200)	16,142
Interest income	22,883	26,958	7,291
Other expense, net	(758)	(141)	(97)
Income (loss) before income taxes	(93,115)	(80,383)	23,336
Income tax expense	(486)	(152)	(82)
Net income (loss)	$(93,601)	$(80,535)	$23,254
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$(93,601)	$(80,535)	$23,254
Net income (loss) per share attributable to common stockholders, basic	$(4.05)	$(3.63)	$1.09
Net income (loss) per share attributable to common stockholders, diluted	$(4.05)	$(3.63)	$1.03
Weighted-average shares used to compute basic net income (loss) per share	23,118	22,188	21,245
Weighted-average shares used to compute diluted net income (loss) per share	23,118	22,188	22,664
The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balances at December 31, 2021	20,825	$2	$663,614	$(31,119)	$632,497
Stock-based compensation expense	—	—	57,251	—	57,251
Net income	—	—	—	23,254	23,254
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	225	—	33,030	—	33,030
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	652	—	(37,552)	—	(37,552)
Balances at December 31, 2022	21,702	2	716,343	(7,865)	708,480
Stock-based compensation expense	—	—	76,638	—	76,638
Net loss	—	—	—	(80,535)	(80,535)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	400	—	44,815	—	44,815
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	590	—	(41,346)	—	(41,346)
Balances at December 31, 2023	22,692	2	796,450	(88,400)	708,052
Stock-based compensation expense	—	—	89,122	—	89,122
Net loss	—	—	—	(93,601)	(93,601)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	333	—	48,779	—	48,779
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	573	—	(52,633)	—	(52,633)
Balances at December 31, 2024	23,598	$2	$881,718	$(182,001)	$699,719
The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(93,601)	$(80,535)	$23,254
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	30,072	16,128	11,843
Stock-based compensation expense	92,634	76,753	57,415
Net change in unrealized interest on held to maturity securities	4,577	(3,829)	(5,055)
Change in fair value of sales based earnout liability	6,049	1,183	—
Accretion of acquisition consideration payable	4,056	710	—
Inventory write-down	4,431	1,997	2,972
Other, net	—	(23)	358
Changes in assets and liabilities:
Accounts receivable, net	(16,348)	19,368	(2,853)
Inventories	(14,344)	(9,886)	(36,992)
Prepaid expenses and other assets	(2,516)	(6,116)	(7,460)
Accounts payable	6,122	(5,706)	2,468
Accrued expenses and other liabilities	2,058	(1,988)	(6,198)
Net cash provided by operating activities	23,190	8,056	39,752
Cash flows from investing activities
Purchase of held to maturity securities	(807,836)	(1,046,407)	(673,370)
Proceeds from maturity of held to maturity securities	909,265	1,060,996	148,931
Acquisition of business	—	(39,000)	—
Purchase of property and equipment	(36,217)	(8,945)	(31,793)
Cash paid for intangibles	(453)	(3,304)	(3,856)
Net cash provided by (used in) investing activities	64,759	(36,660)	(560,088)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(52,633)	(41,346)	(37,552)
Proceeds from At-The-Market offering	50,509	46,025	33,977
Payments for At-The-Market offering costs	(1,730)	(1,210)	(947)
Payment of contingent consideration towards earnouts	(12,254)	—	—
Payment of deferred acquisition consideration payable	(75,203)	—	—
Net cash provided by (used in) financing activities	(91,311)	3,469	(4,522)
Net decrease in cash and cash equivalents	(3,362)	(25,135)	(524,858)
Cash and cash equivalents
Beginning of period	9,468	34,603	559,461
End of period	$6,106	$9,468	$34,603
Supplemental disclosure of cash flow information
Income taxes paid	88	199	58
Supplemental disclosure of noncash flow information
Unpaid property and equipment	8,949	866	747
Unpaid intangibles, net	—	—	606
Right-of-use assets acquired under operating leases	1,147	—	4,761
Settlement of pre-existing arrangement in connection with acquisition	—	9,974	—

Acquisition consideration payable at acquisition date	—	107,947	—
Fair value of sales based earnout liability at acquisition date	—	102,278	—
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant areas requiring the use of management estimates and assumptions include fair value of assets acquired and liabilities assumed in business combinations, estimate of reserve for excess and obsolete inventories, and sales reserves. Actual results could differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made.
Foreign Currency Remeasurement
The Company and its wholly-owned subsidiaries use the U.S. dollar as their functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses denominated in non-U.S. dollars are remeasured using an average exchange rate in effect for the period. Gains or losses from foreign currency remeasurement and transactions are included in other expense, net. For the years ended December 31, 2024, 2023, and 2022, foreign currency remeasurement and transactions gains and losses resulting in a net charge of $0.8 million, $0.1 million, and $0.1 million, respectively.
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
Cash equivalents
At December 31, 2024 and 2023, highly liquid money market funds of $0.3 million and $0.4 million, respectively, were valued using Level 1, of the fair value hierarchy, quoted prices in active markets for identical assets and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of December 31, 2024, the Company had purchased Treasury Bills with maturities ranging from 3 to 6 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $412.7 million including gross accrued interest of $4.3 million. As of December 31, 2024, the fair value and gross unrealized gain on the held-to-maturity securities was $412.9 million and $0.2 million respectively. The carrying value of the Company's investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. These Treasury Bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments.
As of December 31, 2023, the Company had purchased Treasury Bills with maturities ranging from 3 to 12 months, which the Company held until maturity and classified as held-to-maturity securities. The held-to-maturity securities were recorded at amortized cost totaling $518.7 million including gross accrued interest of $8.9 million. As of December 31, 2023, the fair value and gross unrealized gain on the held-to-maturity securities was $519.0 million and $0.3 million respectively. The carrying value of the Company's investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. These Treasury Bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments.
Sales based earnout liability
The estimated fair value of the sales based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report will result in significant adjustments to the fair value. As of December 31, 2024, the Company used a volatility rate of 20%, risk-free rate ranging from 4.1% to 4.4%, and an expected term ranging from 0.1 years to 3.9 years.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Year Ended December 31,
	2024	2023
Beginning fair value	$103,461	$—
Initial fair value of sales-based earnout liability	—	102,278
Change in the fair value during the year recorded to acquisition related costs	6,049	1,183
Payments made during the period	(12,254)	—
Ending fair value	$97,256	$103,461
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
The Company extends credit based on an evaluation of the customer’s financial condition and collateral is not typically required. The Company primarily sells its products through third-party distributors. Three distributors directly accounted for 10% or more of the Company’s revenue for the years ended December 31, 2024 and 2022. Four distributors directly accounted for 10% or more of the Company’s revenue for the year ended December 31, 2023.
The following table discloses these customers’ percentage of revenue for the respective periods:

	Year Ended December 31,
	2024	2023	2022
Customer
Pernas Electronics Co. Ltd.	24%	20%	20%
Arrow Electronics, Inc.	19%	18%	17%
Quantek Technology Corporation	13%	13%	12%
Sabre Technologies Pte. Ltd	*	10%	*
* Revenue from this customer was below 10%.
Revenue from sales attributed to one end customer through multiple distributors accounted for 22%, 21% and 20% of consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively. No other distributors or end customers accounted for 10% or more of the Company's consolidated revenues for the years ended December 31, 2024, 2023, and 2022.
At December 31, 2024 and 2023 these customers accounted for 10% or more of accounts receivable:

	As of December 31,
	2024	2023
Customer
Pernas Electronics Co. Ltd.	31%	29%
Quantek Technology Corporation	17%	18%
Sabre Technologies Pte. Ltd	*	16%
Arrow Electronics, Inc.	15%	*
* Accounts receivable from these customers was below 10%.
Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company reduces excess and obsolete inventories to their estimated net realizable value based on management’s assessment of future demand, historical usage by product, and market conditions. Inventory reserve write-downs, once established, are not released until the related inventory has been sold or scrapped.

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

Business Combinations
The Company applies the provisions of ASC 805, Business Combinations (ASC 805), in accounting for acquisitions. ASC 805 requires that the Company evaluates whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the business acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The Company also evaluates all contingent consideration arrangements to determine if the arrangements are compensatory in nature. No liability is recognized at the acquisition date for arrangements concluded to be compensatory. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the business acquisition date as well as any contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. Estimates and assumptions relevant to the determination of the fair value of the assets acquired and liabilities assumed include, but are not limited to, revenue projections, discount rates, and other assumptions. The approach to estimating an initial contingent consideration associated with the purchase price also uses similar unobservable factors such as revenue projections over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured and expected volatility. Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation. As a result, during the measurement period, which may be up to one year from the business acquisition date, the Company may record certain adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. In the event an acquisition involves an entity with which the Company has a preexisting relationship, the Company will recognize a gain or loss, if any, to settle that relationship as of the acquisition date within the consolidated statement of operations and comprehensive loss. All acquisition-related costs are accounted for as expenses in the period in which they are incurred. Changes in the fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings.
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
The Company did not recognize any impairment losses on its goodwill, intangible assets, or other long-lived assets during the years ended December 31, 2024, 2023, and 2022.
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

To date, the Company has had negligible warranty claims for any defective products, and hence the warranty reserve balances as of December 31, 2024 and 2023 was not significant for any periods presented.
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
Cost of Revenue
Cost of revenue consists of wafers acquired from third-party foundries, assembly, packaging, and test cost of the Company’s products paid to third-party contract manufacturers, and personnel and other costs associated with the manufacturing operations of the Company. Cost of revenue also includes depreciation of production equipment, inventory write-downs, shipping and handling costs, and allocation of overhead and facility costs. The Company also includes credits for rebates received from third-party contract manufacturers in cost of revenue.

Research and Development Expenses
Research and development costs consist primarily of personnel cost, material cost, and facilities related expenses, incurred in the course of planned research and development of new products. Research and development costs are expensed as incurred.
Non-recurring engineering services
The Company has certain contracts to provide non-recurring engineering (NRE) services for research and development arrangements through 2024, which do not meet the requirement to be accounted for under ASC 606, Revenue from Contracts with Customers. The Company recognizes the payments received under these NRE arrangements as liabilities and recognizes them as an offset to research and development expense as the Company achieves the milestones of the contract. As the progress towards completion occurs, the Company uses an input method based on the ratio of costs incurred to date to total estimated costs of the project. Judgment is required to estimate the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement. There was no liability outstanding in relation to such arrangements as of December 31, 2024. A liability of $1.0 million was recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2023. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $1.5 million, $3.9 million and $9.0 million, respectively as a reduction of research and development expenses in the consolidated statements of operations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs, field application engineering support, travel costs, professional and consulting fees, accounting and audit fees, legal, advertising expenses, and allocated overhead costs. Selling, general and administrative costs are expensed as incurred. Advertising expenses were $1.5 million, $1.6 million and $2.3 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” in order to require disclosure of incremental segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is to be applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter. The Company adopted this guidance with no material impact on its consolidated financial statements. Refer to "Note 11 - Segment Information and Operations by Geographic Area" for further details.
2. Acquisitions
Fiscal 2023
On December 1, 2023, we completed our acquisition of certain assets and an exclusive license to certain intellectual property ("IP") relating to Aura's timing business and clock products, and an assembled workforce. The acquisition date fair value of the purchase consideration was $259.2 million, which was comprised of the following:

Estimated Fair Value
(in thousands)
Fixed consideration	$139,946
Fair value of sales based earnout liability	102,278
Settlement of pre-existing arrangement	16,974
Total purchase consideration	$259,198
The purchase consideration allocation to the assets acquired based on their respective estimated fair values as of the date of acquisition is as follows:

	Estimated Fair Value	Estimated Useful Life	Financial Statement Line Item
	(in thousands)	(in years)
Developed Technology	$96,700	5 to 8 years	Intangible assets, net
In-process research and development	69,500	N/A	Intangible assets, net
Goodwill	87,098	Indefinite	Goodwill
Assumed customer agreements	5,900	4 years	Intangible assets, net
Total assets acquired	$259,198
We did not record any measurement period adjustments for this acquisition.
Goodwill is primarily attributed to the assembled workforce and expected synergies from acquiring the underlying IP. Goodwill from this business combination is deductible for income tax purposes.
3. Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$(93,601)	$(80,535)	$23,254
Weighted-average shares outstanding
Weighted average shares used to compute basic net income per share	23,118	22,188	21,245
Dilutive effect of employee equity incentive plans	—	—	1,419
Weighted average shares used to compute diluted net income (loss) per share	23,118	22,188	22,664
Net income (loss) attributable to common stockholders per share, basic	$(4.05)	$(3.63)	$1.09
Net income (loss) attributable to common stockholders per share, diluted	$(4.05)	$(3.63)	$1.03
Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of vested restricted stock units using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the year ended December 31, 2024, 2023, and 2022 the Company had 620,889, 1,078,089, and 309,963 potential shares from share-based awards that are anti-dilutive, respectively. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted loss per share for the years ended December 31, 2024 and December 31, 2023 due to the net losses reported in this period.

4. Balance Sheets Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Accounts receivable, gross	$38,259	$21,911	$41,279
Allowance for credit losses	(50)	(50)	(50)
Accounts receivable, net	$38,209	$21,861	$41,229
Inventory
Inventory consisted of the following:

	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Raw materials	$14,995	$17,550
Work in progress	47,300	35,193
Finished goods	14,446	12,796
Total inventories	$76,741	$65,539
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Prepaid expenses	$4,305	$3,563
Other current assets	5,971	4,078
Total prepaid expenses and other current assets	$10,276	$7,641
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Lab and manufacturing equipment	$119,964	$80,772
Computer equipment	3,833	3,541
Furniture and fixtures	1,167	969
Construction in progress	9,538	5,978
Leasehold improvements	7,818	7,847
	142,320	99,107
Accumulated depreciation	(59,845)	(44,422)
Total property and equipment, net	$82,475	$54,685

Depreciation expense related to property and equipment was $16.1 million, $13.3 million, and $10.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	As of
	December 31, 2024			December 31, 2023

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$96,700	$(10,575)	$86,125	$96,700	$(159)	$96,541
Contract based royalty asset	5,900	(1,598)	4,302	5,900	(121)	5,779
Internal use software	9,434	(9,434)	—	9,434	(9,234)	200
Purchased software	15,551	(11,920)	3,631	15,110	(10,051)	5,059
Total amortizable intangible assets	$127,585	$(33,527)	$94,058	$127,144	$(19,565)	$107,579
In-process research and development	69,500	—	69,500	69,500	—	69,500
Total intangible assets	$197,085	$(33,527)	$163,558	$196,644	$(19,565)	$177,079
Amortization expense for intangible assets was $14.0 million, $2.9 million, and $1.7 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
The estimated aggregate future amortization expense for intangible assets and subject to amortization as of December 31, 2024 is summarized as below:

(in thousands)
2025	$15,429
2026	15,066
2027	14,694
2028	12,955
2029	11,104
2030 and beyond	24,810
$94,058
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Accrued payroll and related benefits	$12,381	$6,358
Revenue reserves	3,673	2,954
Sales based earnout liability, current	23,953	19,733
Acquisition consideration payable, current	37,760	75,695
Short term lease liability	2,744	2,601
Other accrued expenses	5,044	5,363
Total accrued expenses and other current liabilities	$85,555	$112,704
The Company has consolidated the deferred non-recurring engineering services and accrued customer rebates into the Other accrued expenses line item above as the amounts are not significant. The prior period balance has been updated to reflect current period presentation.

Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Sales based earnout liability, non-current	$73,303	$83,728
Acquisition consideration payable, non-current	—	33,086
Long term lease liability	3,488	5,423
Total other non-current liabilities	$76,791	$122,237
5. Leases
The Company leases real estate property under operating leases. The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, Finland, India, and Ukraine all under non-cancellable operating leases with various expiration dates through May 2029.
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
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets as of December 31, 2024 and 2023:

	As of
	December 31, 2024	December 31, 2023

	(in thousands)
Right-of-use assets	$6,569	$8,262
Lease liabilities included in accrued expenses and other current liabilities	2,744	2,601
Lease liabilities included in other non-current liabilities	3,488	5,423
Total operating lease liabilities	$6,232	$8,024
Weighted-average remaining lease term (years)	2.4	3.1
Weighted-average discount rate	5.1%	4.5%
The table below presents certain information related to the lease costs for operating leases for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Operating lease cost	$3,098	$3,024	$2,759
Short-term lease cost	1,038	758	1,389
Variable lease cost	1,481	1,022	911
Total lease cost	$5,617	$4,804	$5,059
Cash paid for operating lease liabilities was $3.1 million, $3.1 million, and $2.5 million for the years ended December 31, 2024, 2023, and 2022 respectively.

Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2024:

(in thousands)
2025	$3,144
2026	2,499
2027	696
2028	229
2029	85
Total minimum lease payments	6,653
Less: amount of lease payments representing interest	(421)
Present value of future minimum lease payments	6,232
Less: current obligations under leases	(2,744)
Long-term lease liabilities	$3,488
6. Commitments and Contingencies
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of December 31, 2024 were as follows:

(in thousands)
2025	$7,402
2026	6,668
2027	4,533
2028	12,625
Total	$31,228
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
7. Stockholders’ Equity
The Company’s certificate of incorporation, as amended and currently in effect, authorizes the Company to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends. As of December 31, 2024 and 2023, there were no shares of preferred stock outstanding.
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
During the year ended December 31, 2024, the Company sold 332,500 shares of its common stock to Stifel under the Sales Agreement at a weighted average price of $151.91 per share resulting in net proceeds to the Company of $48.8 million, after deducting underwriting discounts and commissions of $1.0 million and offering costs of $0.7 million. During the year ended December 31, 2023, the Company sold 400,000 shares of its common stock to Stifel under the Sales Agreement at a weighted average price of $115.06 per share resulting in net proceeds to the Company of $44.8 million, after deducting underwriting discounts and commissions of $0.9 million and offering costs of $0.3 million.
8. Stock-based Compensation
SiTime Corporation 2019 Stock Incentive Plan
The SiTime Corporation 2019 Stock Incentive Plan (the “2019 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2019 Plan vest at the rate specified by the plan administrator, for restricted stock unit awards primarily within the quarter up to five years. As of December 31, 2024, 1.8 million shares were available for future issuance.
SiTime Corporation 2022 Inducement Award Plan
The SiTime Corporation 2022 Inducement Award Plan (the "2022 Plan"), which initially reserved 250,000 shares of the Company's common stock, provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation and cash awards, all of which may be granted to employees (including officers). Awards granted under the 2022 Plan vest at the rate specified by the plan administrator, for restricted stock unit awards primarily over one to four years. In February 2023, the Company amended and restated the 2022 Plan to reserve an additional 250,000 shares of the Company's common stock. As of December 31, 2024, 118,418 shares were available for future issuance.
Bonus and Retention Plans
On August 4, 2020, the Compensation Committee of the Company adopted and approved the Executive Bonus and Retention Plan (the "Bonus and Retention Plan"). In January and August 2022, the Compensation Committee approved target bonus amounts and performance goals for the first half and second half, respectively, of the fiscal year 2022 (the “2022 Goals”). In January 2023 and March 2024, the Compensation Committee approved target bonus amounts and performance goals for the fiscal year 2023 (the “2023 Goals”) and fiscal year 2024 (the "2024 Goals"), respectively. The

2022 Goals, 2023 Goals, and 2024 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period and vest as per the Compensation Committee approval. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the consolidated cash flow statements. The liability of $5.4 million for the 2024 Goals was recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2024. Actual payouts ranged from 44% to 130% of target for the 2022 Goals, ranged from 0% to 45% of target for the 2023 Goals, and ranged from 170% to 200% of target for the 2024 Goals, in each case based on performance.
In April 2022, the Company adopted a bonus plan for certain employees. The target bonuses are granted based on a fixed dollar amount to be settled in RSUs in the quarter following the end of the performance period. Due to the fixed dollar amount targets, the awards have been classified as liability-based awards until settled. Once settled, these awards are reflected as RSUs granted in the table below. Such expense is included in the non-cash adjustment within stock-based compensation expense on the consolidated cash flow statements and was $4.6 million for the year ended December 31, 2024. The liability of $1.1 million was recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2024.
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

The following table summarizes the RSU, PRSU, and MYPSU awards activity for the year ended December 31, 2024:

	RSU		PRSU		MYPSU
	Number of Shares	Grant Date Fair Value per share	Number of Shares	Grant Date Fair Value per share	Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2023	1,238,417	$103.8	108,622	145.5	285,880	$88.6
Granted	687,318	117.0	156,954	82.8	—	—
Vested	(928,570)	86.3	—	—	—	—
Forfeited	(82,013)	133.6	(55,532)	123.6	—	—
Unvested at December 31, 2024	915,152	$128.7	210,044	$104.3	285,880	$88.6
The difference between the number of RSUs vested and the shares of common stock issued during the year ended December 31, 2024 and 2023 is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting. The weighted-average grant date fair value for RSUs granted for the years ended December 31, 2024, 2023, and 2022 was $117.0, $120.1, and $188.3 per share, respectively. The weighted-average grant date fair value for PRSUs granted for the years ended December 31, 2024 and 2023 was $82.8 and $145.5 per share, respectively. The weighted-average grant date fair value for MYPSUs granted for the year ended December 31, 2022 was $88.6 per share. No PRSUs were granted for the year ended December 31, 2022. No MYPSUs were granted for the years ended December 31, 2024 and 2023. The total grant date fair value, as of the vesting date, of awards vested during the years ended December 31, 2024, 2023, and 2022 were $80.2 million, $55.6 million, and $40.8 million, respectively.
Total stock-based compensation expense for employees recognized in the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Equity based awards
Cost of revenue	$1,553	$2,765	$1,861
Research and development	34,247	30,893	23,024
Selling, general and administrative	47,632	39,111	28,177
	$83,432	$72,769	$53,062

Liability based awards - to be settled in equity
Cost of revenue	$100	$75	$121
Research and development	3,701	2,017	2,214
Selling, general and administrative	5,401	1,892	2,018
	$9,202	$3,984	$4,353
Total stock-based compensation - equity and liability based	$92,634	$76,753	$57,415

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$83,432	$72,769	$53,062
Liability based awards - settled in equity	4,554	3,869	4,189
Stock compensation expense capitalized to inventory	1,136	—	—
Total stock-based compensation expense recorded to additional paid-in capital	$89,122	$76,638	$57,251

The following table presents the unrecognized compensation costs and related weighted average period of recognition as of December 31, 2024:

	As of December 31, 2024
	Unrecognized Compensation Costs (in thousands)	Weighted Average Period of Recognition (in years)
RSUs	$97,607	2.0
PRSUs	11,694	1.2
MYPSUs	2,686	1.0
Liability-based awards	4,429	0.3
Total unrecognized compensation costs	$116,416
9. Income Taxes
The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)
United States	$(93,691)	$(81,208)	$22,208
Foreign	576	825	1,128
	$(93,115)	$(80,383)	$23,336
The components of income tax expense were as follows:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)
Current Provision:
Federal	$—	$—	$—
State	(1)	(1)	(1)
Foreign	(485)	(151)	(81)
Total current provision	(486)	(152)	(82)
Total deferred provision	—	—	—
Total income tax provision	$(486)	$(152)	$(82)

The material components of the deferred tax assets and liabilities consisted of net operating loss carry-forwards, capitalized research and development costs, and tax credit carry-forwards.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Deferred tax assets (liabilities):
Deferred tax assets:
Accrual, write-down and other	$12,863	$9,169	$5,433
Acquired assets	4,623	1,650	-
Capitalized research and development	46,495	37,706	23,513
Credits	5,657	5,657	5,657
Net operating loss and credits carry forwards	58,689	54,212	49,647
Gross deferred tax assets	$128,327	$108,394	$84,250
Deferred tax liabilities:
Depreciation and amortization	$(2,277)	$(2,622)	$(1,576)
Gross deferred tax liabilities	$(2,277)	$(2,622)	$(1,576)
Total gross deferred tax assets (liabilities)	$126,050	$105,772	$82,674
Valuation allowance	(126,050)	(105,772)	(82,674)
Total net deferred tax assets	$—	$—	$—
The net valuation allowance increased by $20.3 million and $23.1 million for the year ended December 31, 2024 and 2023 respectively.
A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Years Ended December 31,
	2024	2023	2022

US Federal rate expense	21.0%	21.0%	21.0%
RSU excess tax expense (benefit)	15.5	12.9	(88.6)
Section 162(m) limitation	(10.4)	—	—
Permanent differences and others	(5.0)	(7.0)	10.9
Change in valuation allowance	(21.6)	(27.1)	57.0
Net tax expense (benefit)	(0.5)%	(0.2)%	0.3%
The reported amount of income tax expense differs from an expected amount based on statutory rates primarily due to the Company’s valuation allowance.
As of December 31, 2024 and 2023, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2024 and 2023.
At December 31, 2024 and 2023, the Company has federal net operating loss carry-forwards of approximately $250.7 million and $230.2 million, respectively, and state net operating loss carry-forwards of approximately $84.5 million and $83.7 million, respectively. At December 31, 2024 and 2023, the Company has net operating loss carryforwards for foreign income tax purposes of approximately $2.0 million and $1.7 million, respectively. These federal, state, and foreign net operating loss carry-forwards will expire beginning in 2028.
At December 31, 2024 and 2023, the Company also has federal research and development tax credit carry-forwards of approximately $3.9 million and $3.9 million, respectively, and state research and development tax credit carry-forwards of approximately $3.6 million and $3.6 million, respectively. The federal tax credits begin to expire in 2025, and the California tax credits carry forward indefinitely.

Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“the Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
As of December 31, 2024 and 2023, the Company had $2.5 million and $2.3 million of total unrecognized tax benefits. The Company currently has a full valuation allowance against its net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to full valuation allowance of the Company’s deferred tax assets. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2024 and 2023, the Company had immaterial amounts related to the accrual of interest and penalties.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2024	2023

	(in thousands)
Beginning balance	$2,271	$2,302
Increase (decrease) in balance related to tax position taken during prior periods	259	—
Increase (decrease) in balance related to tax position taken during the current period	(25)	(31)
Ending balance	$2,505	$2,271
These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2024, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.5 million. The Company does not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.
The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the years ended December 31, 2024 and 2023.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local, and foreign jurisdictions, where applicable. Due to the Company’s net losses, its federal, state and local, and foreign tax returns since inception are subject to audit.
10. 401(k) Plan
The Company has a 401(k) retirement plan for the U.S. based employees that qualifies as a defined contribution plan. All U.S. based employees are eligible to participate on the first day of the month following their hire date with the Company. Under the defined contribution plan, employees may contribute up to the lesser of 90% of their pre-tax salaries per year or the maximum contribution allowed under the Code. The Company may make discretionary matching contributions, if deferral contributions are made by the employees. The Company’s matching contributions for the years ended December 31, 2024, 2023, and 2022 resulted in expense of $1.4 million, $1.3 million, and $1.3 million respectively.
In addition, other eligible employees outside of the U.S. receive retirement benefits under various statutory plans. Expenses under the Company's statutory plans were not material for any of the periods presented.
11. Segment Information and Operations by Geographic Area
The Company operates in one reportable segment related to the design, development, and sale of silicon timing systems solutions. The chief operating decision maker for the Company is the Chief Executive Officer (the "CEO"). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure.

The CEO uses aggregate net income to allocate resources (including employees, financial, or capital resources) in the annual budgeting and forecasting process and uses that measure as a basis for evaluating financial performance quarterly by comparing the actuals with historical budgets.
The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies within Note 1 of this Annual Report on Form 10-K. The CEO assesses performance for the Company and decides how to allocate resources based on net income that is also reported on the consolidated income statement as net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total assets.
The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue	$202,697	$143,993	$283,605
Less:
Product costs	61,626	42,612	76,633
Depreciation	8,474	6,718	5,634
Amortization	12,103	681	347
Other manufacturing overheads	16,000	11,894	18,029
Gross profit	104,494	82,088	182,962
Less:
Acquisition related costs	10,722	7,728	—
Interest income	(22,883)	(26,958)	(7,291)
Other segment items (a)	210,256	181,853	166,999
Net income	$(93,601)	$(80,535)	$23,254
(a)Other segment items include research and development expenses and selling, general and administrative expenses, primarily in the nature of nonmanufacturing employee expenses including salaries and stock-based compensation, consulting expenses, travel expenses, certain overhead expenses, and taxes.
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

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Taiwan	$64,836	$43,954	$101,849
Hong Kong	64,441	31,987	59,209
United States	15,853	19,976	33,470
Singapore	16,643	16,466	22,439
Other	40,924	31,610	66,638
Total	$202,697	$143,993	$283,605

The following table sets forth the Company’s total property and equipment attributable to operations by country for countries with 10% or more of the Company’s net property and equipment as of the periods presented:

	As of
	December 31, 2024	December 31, 2023

	(in thousands)
United States	$32,200	$22,540
Taiwan	24,294	6,520
Malaysia	16,231	14,471
Other	9,750	11,154
Total	$82,475	$54,685

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
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report and is incorporated herein by reference.
Remediation of Prior Material Weakness
As initially disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2024, management previously identified a material weakness in its internal control over financial reporting due to a deficiency in the review control over the classification of cash flows from investments within the statements of cash flows in accordance with applicable accounting guidance for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. Management has since completed implementation of all the remedial measures outlined in its remediation plan as well as testing of the applicable remediated controls.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SiTime Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiTime Corporation and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 , of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
San Jose, California
February 14, 2025

Item 9B. Other Information.
Trading Arrangements
During the Company's last fiscal quarter, the Company's following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K of the Exchange Act) set forth in the table below, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name of the Director or Officer	Designation of Director or Officer	Action	Adoption/Termination Date	Rule 10b5-1	Expiration Date (1)	Number of securities to be sold
Rajesh Vashist	Chief Executive Officer	Adoption	November 19, 2024	X	January 30, 2026	54,000
Elizabeth Howe	Chief Financial Officer	Adoption	December 9, 2024	X	February 26, 2026	12,500
Samsheer Ahmad	Senior Vice President, Finance and Chief Accounting Officer	Adoption	December 11, 2024	X	December 31, 2025	16,000
(1) Each officer's trading arrangement terminates on the earliest of: (i) date stated above (ii) the first date on which all trades set forth in the trading arrangement have been executed, or (iii) such date the trading arrangement is otherwise terminated according to its terms.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth under the captions “Election of Directors – Directors and Nominees” and “Election of Directors – Executive Officers, Directors and Director Nominees” in our definitive proxy statement to be filed with the SEC, in connection with our 2025 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.
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
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2024. Information is included for equity compensation plans approved by our stockholders as well as our 2022 Amended and Restated Inducement Award Plan (the “Inducement Plan”) adopted by our compensation committee without approval of our stockholders. The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock units, and other stock-based awards. The Inducement Plan’s terms are substantially similar to the terms of SiTime’s 2019 Stock Incentive Plan, with the addition of certain terms and conditions intended to comply with the Nasdaq inducement award exception. Awards under the Inducement Plan may be granted only to employees who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules, and only when the award is an inducement material to such individual’s entering into employment with us, our subsidiaries or our affiliates within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by stockholders(1)	1,143,262	$—	1,760,273
Equity compensation plans not approved by stockholders(2)	267,814	-	118,418
Total	1,411,076	$-	1,878,691
(1)Consists solely of our 2019 Stock Incentive Plan (the “2019 Stock Plan”). The 2019 Stock Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2020, equal to the lesser of (i) 3% of the number of shares of common stock outstanding on the last day of the immediately preceding year, or (ii) if our Board acts prior to the first day of the year, such lesser amount that our Board determines for purposes of the annual increase of the year such number as determined by the plan administrator. As of January 1, 2025, the 2019 Stock Plan was increased by 707,933 shares pursuant to such evergreen provision. We have only granted RSUs from the 2019 Stock Plan, which have no exercise price.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
1.Financial Statements:
2.Financial Statement Schedule (Valuation and Qualifying Accounts) for the years ended December 31, 2024, 2023, and 2022:

Schedule II—Valuation and Qualifying Accounts	96
3.Exhibits:
The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of SiTime Corporation	8-K	001-39135	3.1	11/26/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39135	3.2	6/29/2021

4.1	Form of Common Stock Certificate of the Company	S-1	333-234305	4.1	10/23/2019

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39135	4.2	2/16/2021

10.1+	Form of Indemnification Agreement between the Company and its directors and officers	10-K	001-39135	10.1	2/16/2021

10.2+	2019 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder	S-1	333-234305	10.2	10/23/2019

10.3+	New Terms of Employment, dated October 21, 2014, between Rajesh Vashist and the Company	S-1	333-234305	10.3	10/23/2019

10.4+	Amendment to Terms of Employment Letter, dated June 14, 2016, between Rajesh Vashist and the Company	S-1	333-234305	10.4	10/23/2019

10.5+	Offer of Employment, dated September 24, 2019, between Arthur D. Chadwick and the Company	S-1	333-234305	10.5	10/23/2019

10.6+	Offer of Employment, dated January 27, 2018, between Lionel Bonnot and the Company	S-1	333-234305	10.6	10/23/2019

10.7+	New Terms of Employment, dated October 20, 2014, between Piyush B. Sevalia and the Company	S-1	333-234305	10.7	10/23/2019

10.8+	Change of Control and Severance Agreement, between the Company and Rajesh Vashist	S-1	333-234305	10.8	10/23/2019

10.9+	Form of Change of Control and Severance Agreement, between the Company and its Executives	S-1	333-234305	10.9	10/23/2019

10.12	Integration and Purchase Agreement, dated March 15, 2019, between the Company and MegaChips Corporation	S-1	333-234305	10.16	10/23/2019

10.13	Lease, dated April 15, 2016, between the Company and Batton Associates, LLC	S-1	333-234305	10.17	10/23/2019

10.14*	License Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.18	10/23/2019

10.15*	Amended and Restated Manufacturing Agreement, dated February 23, 2017, between the Company and Robert Bosch LLC	S-1	333-234305	10.19	10/23/2019

10.16*	Amendment No. 1 to Amended and Restated Manufacturing Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.20	10/23/2019

10.18*	Asset purchase agreement dated February 20, 2020, by and among MegaChips Taiwan Corporation and SiTime Corporation	10-Q	001-39135	10.2	5/7/2020

10.19+	Offer of Employment, dated June 5, 2020, between Vincent P. Pangrazio and SiTime Corporation	8-K	001-39135	10.1	6/9/2020

10.20+	Executive Bonus and Retention Plan	10-Q	001-39135	10.2	8/6/2020

10.21*	Asset Purchase Agreement dated August 4, 2020, by and among MegaChips Corporation and SiTime Corporation	10-Q	001-39135	10.3	8/6/2020

10.22+	Offer of Employment dated November 16, 2020, between Fari Assaderaghi and SiTime Corporation	10-K	001-39135	10.22	2/16/2021

10.23+	Independent Director Compensation Policy	10-Q	001-39135	10.2	5/4/2023

10.24+	Letter Agreement dated April 1, 2021 between Christine Heckart and SiTime Corporation	8-K	001-39135	10.1	4/5/2021

10.25+	Offer of Employment dated October 31, 2023, between Elizabeth Howe and SiTime Corporation	10-K	001-39135	10.25	2/26/2024

10.26+	Retirement Agreement dated October 30, 2023, between Arthur Chadwick and SiTime Corporation	10-K	001-39135	10.26	2/26/2024

10.27	First Amendment to Lease, dated January 7, 2021, between Batton Associates, LLC and SiTime Corporation	10-Q	001-39135	10.1	11/4/2021

10.28+	Letter Agreement, dated October 18, 2021, between Rajesh Vashist and SiTime Corporation	10-K	001-39135	10.28	2/25/2022

10.29+	Amendment to Letter Agreement dated October 11, 2022, between Rajesh Vashist and SiTime Corporation	10-K	001-39145	10.29	2/27/2023

10.30+	Second Amendment to Letter Agreement dated October 11, 2022, between Rajesh Vashist and SiTime Corporation	10-K	001-39135	10.30	2/26/2024

10.31+	SiTime Corporation Amended and Restated 2022 Inducement Award Plan and Form of Restricted Stock Unit Agreement					X

10.32	Sales Agreement dated February 27, 2024 between SiTime Corporation and Stifel, Nicolaus & Company, Incorporated	8-K	001-39135	1.1	2/27/2024

10.33	Master Framework Agreement, dated as of October 30, 2023, by and between SiTime Corporation, Ningbo Aura Semiconductor Co., Ltd., Aura Semiconductor Pvt. Ltd., Shaoxing Yuanfang Semiconductor Co Ltd., Aura Semiconductor Limited, and Aim Core Holdings Limited.	8-K	001-39135	10.1	11/1/2023

10.34+	Offer of Employment dated April 21, 2015 between SiTime Corporation and Samsheer Ahmad	10-K	001-39135	10.34	2/26/2024

19.1	Insider Trading and Communications Policy					X

21.1	Subsidiaries of the Company					X

23.1	Consent of Deloitte & Touche LLP., Independent Registered Public Accounting Firm					X

23.2	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Incentive Compensation Recoupment Policy	10-K	001-39135	97.1	2/26/2024

101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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
Item 16. Form 10-K Summary.
None

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Valuation and Qualifying Accounts
	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts	Deductions Credited to Expenses or Other Accounts	Balance at End of Period
	(in thousands)
Allowance for credit losses
Year Ended December 31, 2024	$50	$—	$—	$50
Year Ended December 31, 2023	$50	$—	$—	$50
Year Ended December 31, 2022	$50	$—	$—	$50
Deferred tax valuation allowance
Year Ended December 31, 2024	$105,772	$20,278	$—	$126,050
Year Ended December 31, 2023	$82,674	$23,098	$—	$105,772
Year Ended December 31, 2022	$69,314	$13,360	$—	$82,674

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiTime Corporation

Date: February 14, 2025	By:	/s/ Elizabeth A. Howe
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

Name	Title	Date

Chief Executive Officer and Director
/s/ Rajesh Vashist	(Principal Executive Officer)	February 14, 2025
Rajesh Vashist

Executive Vice President, Chief Financial Officer
/s/ Elizabeth A. Howe	(Principal Financial Officer)	February 14, 2025
Elizabeth A. Howe

Senior Vice President, Finance and Chief Accounting Officer
/s/ Samsheer Ahmad	(Principal Accounting Officer)	February 14, 2025
Samsheer Ahmad

/s/ Raman K. Chitkara	Director	February 14, 2025
Raman K. Chitkara

/s/ Edward H. Frank	Director	February 14, 2025
Edward H. Frank

/s/ Torsten G. Kreindl	Director	February 14, 2025
Torsten G. Kreindl

/s/ Katherine E. Schuelke	Director	February 14, 2025
Katherine E. Schuelke

/s/ Akira Takata	Director	February 14, 2025
Akira Takata

/s/ Christine Heckart	Director	February 14, 2025
Christine Heckart

/s/ Tom D. Yiu	Director	February 14, 2025
Tom D. Yiu