Form 10-Q
period 2025-03-31
SITIME Corp
filed 2025-05-08
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2025, the registrant had 23,721,597 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SiTime Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$38,841	$6,106
Short-term investments in held-to-maturity securities	360,079	412,728
Accounts receivable, net	28,114	38,209
Inventories	82,632	76,741
Prepaid expenses and other current assets	9,678	10,276
Total current assets	519,344	544,060
Property and equipment, net	98,231	82,475
Intangible assets, net	159,784	163,558
Right-of-use assets, net	6,304	6,569
Goodwill	87,098	87,098
Other assets	1,344	1,199
Total assets	$872,105	$884,959
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$24,765	$22,894
Accrued expenses and other current liabilities	81,890	85,555
Total current liabilities	106,655	108,449
Other non-current liabilities	72,936	76,791
Total liabilities	179,591	185,240
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 23,722 and 23,598 shares issued and outstanding at March 31, 2025 and December 31, 2024	2	2
Additional paid-in capital	898,390	881,718
Accumulated deficit	(205,878)	(182,001)
Total stockholders’ equity	692,514	699,719
Total liabilities and stockholders’ equity	$872,105	$884,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$60,314	$33,022
Cost of revenue	29,978	15,361
Gross profit	30,336	17,661
Operating expenses:
Research and development	30,026	25,544
Selling, general and administrative	26,856	23,913
Acquisition related costs	1,562	3,242
Total operating expenses	58,444	52,699
Loss from operations	(28,108)	(35,038)
Interest income	4,294	6,560
Other income (expense), net	4	(213)
Loss before income taxes	(23,810)	(28,691)
Income tax expense	(67)	(13)
Net loss	$(23,877)	$(28,704)
Net loss attributable to common stockholders and comprehensive loss	$(23,877)	$(28,704)
Net loss per share attributable to common stockholders, basic	$(1.01)	$(1.26)
Net loss per share attributable to common stockholders, diluted	$(1.01)	$(1.26)
Weighted-average shares used to compute basic net loss per share	23,653	22,765
Weighted-average shares used to compute diluted net loss per share	23,653	22,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2024	23,598	$2	$881,718	$(182,001)	$699,719
Stock-based compensation expense	—	—	30,151	—	30,151
Net loss	—	—	—	(23,877)	(23,877)
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	124	—	(13,479)	—	(13,479)
Balances at March 31, 2025	23,722	$2	$898,390	$(205,878)	$692,514

Balances at December 31, 2023	22,692	$2	$796,450	$(88,400)	$708,052
Stock-based compensation expense	—	—	22,894	—	22,894
Net loss	—	—	—	(28,704)	(28,704)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	33	—	2,706	—	2,706
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	147	—	(8,738)	—	(8,738)
Balances at March 31, 2024	22,872	$2	$813,312	$(117,104)	$696,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,877)	$(28,704)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	9,037	5,601
Stock-based compensation expense	25,046	21,703
Net change in unrealized interest on held to maturity securities	14	3,589
Change in fair value of sales-based earnout liability	927	1,041
Accretion of acquisition consideration payable	634	1,585
Inventory write-down	1,037	826
Changes in assets and liabilities:
Accounts receivable, net	10,095	5,087
Inventories	(6,953)	(9,182)
Prepaid expenses and other assets	451	(1,923)
Accounts payable	(2,673)	2,591
Accrued expenses and other liabilities	1,296	(485)
Net cash provided by operating activities	15,034	1,729
Cash flows from investing activities
Purchase of held to maturity securities	(124,454)	(294,393)
Proceeds from maturity of held to maturity securities	177,089	388,531
Purchase of property and equipment	(16,310)	(2,907)
Cash paid for intangibles	(132)	(121)
Net cash provided by investing activities	36,193	91,110
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(13,479)	(8,738)
Proceeds from At-The-Market offering	—	3,009
Payments for At-The-Market offering costs	—	(303)
Payment of contingent consideration towards earnouts	(5,013)	—
Net cash used in financing activities	(18,492)	(6,032)
Net increase in cash and cash equivalents	32,735	86,807
Cash and cash equivalents
Beginning of period	6,106	9,468
End of period	$38,841	$96,275
Supplemental disclosure of cash flow information
Income taxes paid	83	12
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	13,492	375
Right-of-use assets acquired under operating leases	405	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Notes To Unaudited Condensed Consolidated Financial Statements
Note 1. The Company and Basis of Presentation
SiTime Corporation (the “Company” or "SiTime") was incorporated in the State of Delaware in December 2003. The Company is a leading provider of Precision timing, a category that SiTime created ("Precision Timing") solutions to the global electronics industry, providing the timing functionality that is needed for electronics to operate reliably and correctly. The Company's products have been designed to address a wide range of applications across a broad array of end markets. The Company operates a fabless business model and leverages its global network of distributors to address the broad set of end markets that it serves.
The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto filed with the U.S. Securities and Exchange Commission ("SEC") on Form 10-K for the fiscal year ended December 31, 2024. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, for any future year, or for any other future interim period.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to these accounting policies through March 31, 2025.
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

Note 2. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(23,877)	$(28,704)
Weighted-average shares outstanding
Weighted average shares used to compute basic net loss per share	23,653	22,765
Dilutive effect of employee equity incentive plans	—	—
Weighted average shares used to compute diluted net loss per share	23,653	22,765
Net loss attributable to common stockholders per share, basic	$(1.01)	$(1.26)
Net loss attributable to common stockholders per share, diluted	$(1.01)	$(1.26)
Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended March 31, 2025 and 2024, the Company had 468,358 and 932,535 potential shares from share-based awards that are anti-dilutive, respectively.
Note 3. Fair Value Measurements
Cash equivalents
At March 31, 2025 and December 31, 2024, highly liquid money market funds of $25.3 million and $0.3 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of March 31, 2025 and December 31, 2024, the Company had purchased Treasury Bills with maturities ranging from 3 to 12 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $360.1 million including gross accrued interest of $4.3 million as of March 31, 2025. As of March 31, 2025, the fair value on the held-to-maturity securities was $360.1 million and the gross unrealized loss was immaterial.
As of December 31, 2024, the amortized cost of the held-to-maturity securities totaled $412.7 million including gross accrued interest of $4.3 million. As of December 31, 2023, the fair value and gross unrealized loss on the held-to-maturity securities was $412.9 million and $0.2 million, respectively.
These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable.
Sales-based earnout liability
The estimated fair value of the sales-based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of March 31, 2025, the Company used a volatility rate of 20%, risk free rate ranging from 3.9% to 4.3%, and an expected term ranging from 0.13 years to 3.63 years.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Amount
Fair value as of January 1, 2025	$97,256
Change in the fair value during the year recorded to acquisition related costs	927
Payments made during the period	(5,013)
Fair value as of March 31, 2025	$93,170
There were no transfers between Level 1, Level 2, and Level 3 categories during any of the periods presented.

Note 4. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Accounts receivable, gross	$28,164	$38,259
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$28,114	$38,209
Inventories
Inventories consisted of the following:

	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Raw materials	$17,753	$14,995
Work in progress	46,470	47,300
Finished goods	18,409	14,446
Total inventories	$82,632	$76,741
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$4,210	$4,305
Other current assets	5,468	5,971
Total prepaid expenses and other current assets	$9,678	$10,276

Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Lab and manufacturing equipment	$128,651	$119,964
Computer equipment	3,905	3,833
Furniture and fixtures	1,172	1,167
Construction in progress	21,414	9,538
Leasehold improvements	8,143	7,818
	163,285	142,320
Accumulated depreciation	(65,054)	(59,845)
Total property and equipment, net	$98,231	$82,475
Depreciation expense related to property and equipment was $5.1 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following:

	As of
	March 31, 2025			December 31, 2024

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$96,700	$(13,778)	$82,922	$96,700	$(10,575)	$86,125
Contract based royalty asset	5,900	(1,967)	3,933	5,900	(1,598)	4,302
Internal use software	—	—	—	9,434	(9,434)	—
Purchased software	15,690	(12,261)	3,429	15,551	(11,920)	3,631
Total amortizable intangible assets	$118,290	$(28,006)	$90,284	$127,585	$(33,527)	$94,058
In-process research and development	69,500	—	69,500	69,500	—	69,500
Total intangible assets	$187,790	$(28,006)	$159,784	$197,085	$(33,527)	$163,558
Amortization expense for intangible assets was $3.9 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2025 is summarized as below:

(in thousands)
2025 (remainder)	$11,552
2026	15,098
2027	14,726
2028	12,974
2029	11,123
2030 and beyond	24,811
$90,284

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Accrued payroll and related benefits	$6,462	$12,381
Revenue reserves	3,892	3,673
Sales-based earnout liability, current	23,263	23,953
Acquisition consideration payable, current	38,733	37,760
Short term lease liability	2,917	2,744
Other accrued expenses	6,623	5,044
Total accrued expenses and other current liabilities	$81,890	$85,555
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Sales-based earnout liability, non-current	$69,907	$73,303
Long term lease liability	3,016	3,488
Other non-current liabilities	13	—
Total other non-current liabilities	$72,936	$76,791
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
The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024

	(in thousands)
Right-of-use assets	$6,304	$6,569
Lease liabilities included in accrued expenses and other current liabilities	2,917	2,744
Lease liabilities included in other non-current liabilities	3,016	3,488
Total operating lease liabilities	$5,933	$6,232
Weighted-average remaining lease term (years)	2.3	2.4
Weighted-average discount rate	5.4%	5.1%

The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Operating lease cost	$805	$748
Short-term lease cost	505	177
Variable lease cost	1,024	316
Total lease cost	$2,334	$1,241
Cash paid for operating lease liabilities was $0.8 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.
Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2025:

(in thousands)
Remainder of 2025	$2,532
2026	2,745
2027	721
2028	230
2029	85
Total minimum lease payments	6,313
Less: amount of lease payments representing interest	(380)
Present value of future minimum lease payments	5,933
Less: current obligations under leases	(2,917)
Long-term lease liabilities	$3,016
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
During the three months ended March 31, 2025, the Company did not sell shares of its common stock through Stifel under the Sales Agreement. During the three months ended March 31, 2024, the Company sold 32,500 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $92.57 per share resulting in net proceeds to the Company of $2.7 million, after deducting underwriting discounts and commissions of $0.1 million and offering costs of $0.2 million.

Equity Incentive Plans
The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three months ended March 31, 2025:

	RSU Number of Shares	Grant Date Fair Value per share	PRSU Number of Shares	Grant Date Fair Value per share	MYPSU Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2024	915,152	$128.7	210,044	$104.3	285,880	$88.6
Granted	255,368	173.9	155,565	187.8	—	—
Vested	(145,509)	137.5	(53,090)	167.8	—	—
Forfeited	(16,236)	113.3	—	—	—	—
Unvested at March 31, 2025	1,008,775	$139.1	312,519	$135.1	285,880	$88.6
The following summarizes the number and value of the shares withheld for employee taxes:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except share data)
Shares withheld for taxes	74,833	83,644
Amount withheld for taxes	$13,479	$8,738
In February 2025, the Compensation Committee approved target bonus amounts based on the achievement of revenue and individual performance goals for the fiscal year 2025 (the "2025 Goals"). The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $0.4 million for 2025 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2025.
In February 2025, the Compensation Committee of the Company approved PRSUs for the fiscal year 2025 with performance goals based on the achievement of relative total stockholder return with a three year performance period (the "2025 TSR PRSU Goals"). The grant-date fair value of each PRSU was determined using Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation for the awards included expected volatility ranging from 72.6% to 72.9%, risk free rate of 4.3%, no expected dividend yield and expected term of 2.9 years. The Company recognizes the expense related to the 2025 TSR PRSU Goals on a graded-vesting method over the requisite performance period. These grants are included in the PRSU awards granted in the table above.
The Company also operates a bonus plan for certain employees which are based on a fixed dollar amount to be settled in RSUs. These awards are categorized as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $1.0 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2025.

Stock-Based Compensation
The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Equity based awards
Cost of revenue	$632	$175
Research and development	10,032	8,614
Selling, general and administrative	13,016	11,878
	$23,680	$20,667

Liability based awards - to be settled in equity
Cost of revenue	$68	$4
Research and development	650	563
Selling, general and administrative	648	469
	$1,366	$1,036

Total stock-based compensation expense - equity and liability based	$25,046	$21,703

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$23,680	$20,667
Liability based awards - settled in equity	6,475	1,759
Stock compensation expense capitalized to inventory	(4)	468
Total stock-based compensation expense recorded to additional paid-in capital	$30,151	$22,894
The following table presents the unrecognized compensation costs and related weighted average period of recognition as of March 31, 2025:

	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$114.5	2.1
PRSUs	$29.3	1.4
MYPSUs	$1.7	0.8
Liability-based awards	$5.0	0.6
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

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Loss before income taxes	$(23,810)	$(28,691)
Income tax expense	(67)	(13)
Effective tax rate	0.3%	0.0%
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
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of March 31, 2025.
The income tax provision was less than $0.1 million for both the three months ended March 31, 2025 and 2024. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.
As of March 31, 2025 and December 31, 2024, the Company had $2.5 million and $2.5 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2025 and 2024, the Company recorded immaterial amounts related to the accrual of interest and penalties.
Note 8. Segment, Geographic and Customer Information
The Company operates in one reportable segment related to the design, development, and sale of Precision Timing solutions to the global electronics industry.
The accounting policies of the Company’s single segment and key performance measures used by the Chief Executive Officer, who is the Chief Operating Decision Maker, to assess the performance of the Company are the same as those described within Note 1 and Note 11 of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.
The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue	$60,314	$33,022
Less:
Product costs	18,264	9,816
Depreciation	3,200	1,813
Amortization	3,579	1,385
Other manufacturing overheads	4,935	2,347
Gross profit	30,336	17,661
Less:
Acquisition related costs	1,562	3,242
Interest income	(4,294)	(6,560)
Other segment items (a)	56,945	49,683
Net income	$(23,877)	$(28,704)
(a)Other segment items include research and development expenses and selling, general and administrative expenses, primarily in the nature of nonmanufacturing expenses including salaries and stock-based compensation for employees, consulting expenses, travel expenses, certain other expenses, and taxes.
Revenue by geographic area is presented based upon the ship-to location of the customers who purchased the Company’s products, which may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Hong Kong	$23,835	$10,452
Taiwan	12,717	9,559
United States	4,185	3,494
Singapore	4,064	2,210
Other	15,513	7,307
Total	$60,314	$33,022
The following table sets forth the Company’s total property and equipment attributable to operations by country as of the periods presented:

	As of
	March 31, 2025	December 31, 2024

	(in thousands)
United States	$43,559	$32,200
Taiwan	26,071	24,294
Malaysia	19,128	16,231
Other	9,473	9,750
	$98,231	$82,475

Note 9. Commitments and Contingencies
Legal Matters
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. We did not have any amounts accrued towards these matters as of March 31, 2025
Indemnification
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
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. In addition, the Company has a multi-year agreement to purchase minimum quantities of micro-electro-mechanical systems ("MEMS") wafers and is responsible for research and development, tooling, and samples cost under the agreement. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of March 31, 2025 were as follows:

(in thousands)
Remainder of 2025	$6,349
2026	6,746
2027	4,689
2028	12,625
Total	$30,409

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
We are a leading provider of Precision Timing solutions to the global electronics industry. Our Precision Timing solutions are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and accurately. We provide Precision Timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 300 applications across our target markets, including communications, datacenter and enterprise, automotive, industrial, aerospace, mobile, Internet of Things ("IoT"), and consumer. Our current solutions include various types of oscillators, as well as clock integrated circuits ("ICs") and resonators.
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
Today’s newer applications are driving the need for faster connectivity and lower latency, even when the electronics is subject to non-ideal conditions. Our Precision Timing solutions are designed to be resilient to such harsh environmental stressors which provides a benefit to our customers. For example, AI Infrastructure equipment is becoming more dense, and is subject to rapid temperature changes within the system, but still needs to deliver maximum performance and reliability. In the Communications market, a 5G small cell radio mounted on a pole next to a road or rail line is going to be subject to vibration as heavy trucks or trains go by. These conditions make our Precision Timing solutions a natural choice in such applications. Our solutions are also utilized in automotive electronics, including advanced driver assistance systems for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock, and vibration. For the aerospace market, our solutions provide high reliability and lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions offer high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.
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
Since our IPO in November 2019, while our revenue has grown, gross margins have improved, and new opportunities for growth for our business have emerged, adverse macroeconomic events including geopolitical tensions and conflicts have substantially increased. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict, as seen in previous years. For additional discussion please see Part II, Item 1A "Risk Factors" of this report, especially the risk factor titled “Global macroeconomic conditions have harmed and may continue to harm our business” and “Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.”
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

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands except percentage)
Revenue	$60,314	$33,022	$27,292	83%
Revenue increased by $27.3 million, or 83%, for the three months ended March 31, 2025 compared to the same period in the prior year. The increase was primarily related to an increase in sales volume as well as increase in average selling prices of our products due to change in mix of the products we shipped.
Sales attributable to our largest end customer through multiple distributors accounted for 18% and 19% of our revenue for the three months ended March 31, 2025 and 2024, respectively. Our end customers predominantly purchase our products from distributors. Our top three customers by revenue, which are distributors, together accounted for approximately 64% and 55% of our revenue for the three months ended March 31, 2025 and 2024, respectively. Revenue attributable to our largest ten end customers accounted for 64% and 52% for the three months ended March 31, 2025 and 2024, respectively.
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

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands except percentage)
Cost of Revenue	$29,978	$15,361	$14,617	95%
Gross Profit	30,336	17,661	12,675	72%
Gross Margin	50%	53%
Gross profit increased by $12.7 million in the three months ended March 31, 2025 compared to the same period in the prior year. Gross profit increased $19.0 million mainly from higher revenue. This increase was partially offset by higher amortization from acquired intangibles of $2.3 million, higher other manufacturing and overhead costs of $3.5 million, which primarily consists of depreciation and amortization, freight outwards and inventory reserves, and higher stock based compensation expense of $0.5 million.
Gross margin was lower by 3% in the three months ended March 31, 2025 compared to the same period in the prior year. The gross margins decreased by 1% primarily due to a change in the mix of products shipped, and due to higher amortization from acquired intangibles of 2%.
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

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands except percentage)
Operating Expenses:
Research and development	$30,026	$25,544	$4,482	18%
Selling, general and administrative	26,856	23,913	2,943	12%
Acquisition related costs	1,562	3,242	(1,680)	(52%)
Total operating expenses	$58,444	$52,699	$5,745	11%
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
Research and development expense increased by $4.5 million, or 18%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to higher engineering spend towards ongoing new product development of $2.2 million, increase in stock-based compensation expense of $1.5 million, and higher other personnel costs of $1.1 million due to increase in headcount, partially offset by lower depreciation and amortization expense of $0.2 million.
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
Selling, general and administrative expense increased by $2.9 million, or 12%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $1.3 million, higher other personnel costs of $1.1 million due to increase in headcount, and higher consulting fees of $0.2 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the acquisition closed during the year ended December 31, 2023, and also include changes in the fair value of the sales-based earnout liability and interest accretion related to the acquisition consideration payable. Acquisition related costs decreased by $1.7 million, or

52%, for the three months ended March 31, 2025, primarily due to lower accretion of acquisition consideration payable and earnouts by $1.0 million and $0.1 million respectively due to lower remaining amount payable, and a reduction in one-time acquisition costs related to the 2023 Aura transaction of $0.6 million. We will incur incremental costs in 2025 and beyond related to the Aura transaction arising from changes in the fair value of the sales-based earnout liability and accretion of acquisition consideration payable.
Interest Income
Interest income consists primarily of interest income on short term investments.

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands except percentage)
Interest Income	$4,294	$6,560	$(2,266)	(35%)
Interest income decreased by $2.3 million or 35% for the three months ended March 31, 2025, compared to the same period in the prior year due to a decrease in investment balances arising from acquisition related payments as well as lower interest rates.
Other Income (Expense), net
Other income (expense), net consists primarily of foreign exchange gains and losses.

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands except percentage)
Other income (expense), net	$4	$(213)	$217	(102%)
Other income (expense), net, increased by $0.2 million for the three months ended March 31, 2025, compared to the same period in the prior year primarily due to lower net unrealized losses on foreign exchange rates from activities in our foreign subsidiaries resulting from favorable exchange rate fluctuations.
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

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands except percentage)
Income tax expense	$(67)	$(13)	$(54)	415%
Liquidity and Capital Resources
As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $38.8 million and $6.1 million, respectively. As of March 31, 2025 and December 31, 2024, we also held $360.1 million and $412.7 million of short-term investments, respectively, in held-to-maturity securities that consisted of treasury bills. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services or technologies in the future.
In February 2024, we entered into a Sales Agreement with Stifel, under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. We use the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.

Our purchase obligations primarily include non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement, and design and simulation licenses. For information about our contractual obligations refer to "Note 5 - Leases" and "Note 9 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for the period ending March 31, 2025.
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
The table below summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$15,034	$1,729
Net cash provided by investing activities	36,193	91,110
Net cash used in financing activities	(18,492)	(6,032)
Net increase in cash and cash equivalents	$32,735	$86,807
Operating Activities
In the three months ended March 31, 2025, net cash provided by operating activities of $15.0 million was primarily due to a net loss of $23.9 million, offset by a change in operating assets and liabilities of $2.2 million and by non-cash expenses of $36.7 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, change in fair value of sales based earnout liability, accretion of acquisition consideration payable, inventory write-down and net change in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash used primarily due to an increase in inventories as we built our wafer inventory levels, increase in accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments, partially offset by a decrease in our accounts receivables due to timing of shipments and a decrease in prepaid expenses and other assets due to timing of payments.
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
In the three months ended March 31, 2025, net cash provided by investing activities was $36.2 million. We paid $124.5 million to purchase short-term investments in held-to-maturity securities. We paid $16.4 million largely to purchase manufacturing equipment and intangibles to support the general business operations. These payments were offset by purchases of $177.1 million of short-term investments in held-to-maturity securities.
Financing Activities
Our financing activities have primarily consisted of payments of withholding taxes on restricted stock units and payment of acquisition related consideration and earnouts. During the three months ended March 31, 2025, we paid tax withholdings on behalf of employees for net share settlement of $13.5 million, and paid earnouts of $5.0 million related to the Aura transaction.

Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements and accompanying disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission (the "SEC"), has defined a company’s critical accounting estimates as estimates that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting estimates to be as follows: (1) revenue recognition (2) business combinations, and (3) inventory. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments, and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Finland, France, Germany, India, Japan, Korea, Malaysia, the Netherlands, and Taiwan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging program with respect to foreign currency exchange risk.
Interest Rate Risk
We had cash and cash equivalents of $38.8 million and $6.1 million as of March 31, 2025 and December 31, 2024, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $360.1 million and $412.7 million consisting of treasury bills as of March 31, 2025 and December 31, 2024. Such interest-earning instruments carry a degree of interest rate risk. During the three months ended March 31, 2025, we have generated $4.3 million in interest income through our investment balance.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2025, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $360.1 million, by an increase or decrease of approximately $0.4 million for the three months ended March 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a global company and therefore our business, results of operations, and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as rising inflation, recession, equity market volatility, geopolitical tensions, war, declines in income or asset values, decreased spending, changes to fuel and other energy costs, public health crises, supply chain disruptions, trade restrictions and sanctions, and global banking concerns have caused economic volatility, which has and may continue to harm our business, financial condition, and results of operations, and may cause an extended downturn in the worldwide economy, which would further harm our business, financial condition and results of operations. Tariffs and escalations of trade tensions between the U.S. and its trading partners may result in long-term changes to global trade. Economic volatility and adverse economic conditions have affected and may continue to affect the demand for our products and our customers’ products. Reduced demand for our customers’ products may lead to a buildup of inventory at many of our customers, including distributors, and their affiliates, partners, and contract manufacturers, which may adversely affect demand for our products. Reduced demand for our products could result in significant decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict.
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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 64% and 55% of our revenue for the three months ended March 31, 2025 and 2024, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 64% and 52% of our revenue for the three months ended March 31, 2025 and 2024, respectively. Sales attributable to Apple Inc., our largest end customer accounted for approximately 18% and 19% of our revenue for the three months ended March 31, 2025 and 2024, respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including, but not limited to, Pernas Electronics Co., Ltd., Arrow Electronics, Inc., and Quantek Technology Corporation, we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
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
We sell our products primarily through distributors, usually with no long-term or minimum purchase commitments from them or their end customers. Substantially all of our sales to date have been made on a purchase order basis, which orders may be cancelled, changed, or rescheduled with little or no notice or penalty. As a result, our revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of our customers, including our larger customers. In the future, our distributors or their end customers may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited or no notice, or may decide not to continue to purchase our Precision Timing solutions at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition, and results of operations. Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, forecasts provided by customers, end customers, or their affiliates or contract manufacturers may change or may later prove to have been inaccurate which could make demand for our products difficult for us to predict and could expose us to the risks of inventory shortages or excess inventory and materially harm our results of operations. As we do not acquire inventory to pre-build custom products, we may not be able to fulfill increased demand in the short term. Any of the foregoing events could materially and adversely affect our business, financial condition, and results of operations.
Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.
Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. We expect our revenue to fluctuate in the future primarily based on the volume of shipments of our products and average selling price changes. Factors relating to our business that may contribute to fluctuations in our operating results include the following factors, as well as other factors described elsewhere in this report:
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
•production disruptions or delays due to failure of information technology infrastructure or enterprise resource planning systems;
•new accounting pronouncements or changes in existing accounting standards; and
•loss of one or more of our executive officers or other key employees.
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
We operate an outsourced manufacturing business model. As a result, we rely on third parties, primarily located outside the U.S., for all of our manufacturing operations, including wafer fabrication, assembly, packaging, and testing. Adverse relations between the U.S. and any country supplying our materials could impact timely availability of our inventory. Although we use multiple third-party supplier sources, we depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost, and manufacturing quality. The manufacturing processes of our third-party suppliers for our products require specialized technology that requires certain raw and engineered materials. Many major components, product equipment items, engineered materials, and raw materials, which are procured or subcontracted by our third-party suppliers for manufacturing of our products are procured or subcontracted on a single or sole-source basis. Except for our agreement with Robert Bosch LLC ("Bosch") for MEMS wafers, we do not have any long-term supply agreements with any of our other manufacturing suppliers. These third-party manufacturers often serve customers that are larger than us or require a greater portion of their services, which may decrease our relative importance and negotiating leverage with these third parties.
If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. The initial term of this supply agreement is through February 2027 and renew automatically. We currently rely primarily on Bosch and Teledyne Digital Imaging Inc. ("Teledyne") for our MEMS fabrication, and primarily on TSMC for our analog circuits fabrication, and any disruption in the supply of wafers or any increases in the wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. In 2021 and the first half of 2022 there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, and affecting outsourced semiconductor assembly and test providers (“OSATs”), which limited our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.
To ensure continued wafer supply, we may be required to establish alternative wafer supply sources, which could require significant expenditures and limit our negotiating leverage. We currently rely on Bosch, TSMC and Teledyne as our primary foundries and suppliers for our MEMS timing devices and analog circuits, and only a few foundry vendors have the capability to manufacture our most advanced solutions, in particular with respect to our MEMS technology. If we engage alternative supply sources, we may incur additional costs and encounter difficulties and/or delays in qualifying the supply sources. For example, we had a license agreement with Bosch under which Bosch granted us a license to use certain patents. Under this agreement, we were required to pay a royalty fee to Bosch if we engaged third parties to manufacture, or if we decided to manufacture ourselves, certain generations of our MEMS wafers until March 31, 2024. In addition, shipments could be significantly delayed while these sources are qualified for volume production. If we are unable to maintain our relationship with Bosch, TSMC, or Teledyne, our ability to produce high-quality products could suffer, which in turn could harm our business, financial condition, and results of operations.
We currently primarily rely on Advanced Semiconductor Engineering, Inc. (“ASE”), Carsem (M) Sdn. Bhd ("Carsem"). and United Test and Assembly Center Ltd. (“UTAC”) for assembly and testing, as well as Daishinku Corp. (“Daishinku”), UTAC, Hana Semiconductor (Ayutthaya) Co., Ltd, and ASE for ceramic packaging for some of our products. We enter into capacity agreements with certain of our OSATs from time to time, which may adversely impact our gross margins and results of operations if we do not purchase required minimum quantities.
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
Any of these factors could result in manufacturing and supply problems, and delays in our ability to provide our solutions to our customers on a timely basis, or at all. If we experience manufacturing problems at a particular location, we may be required to transfer manufacturing to a new location or supplier. Converting or transferring manufacturing from a primary location or supplier to a backup facility could be expensive and could take several quarters or longer to accomplish. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that could be modified to the required product specifications. In addition, our end customers may require requalification with a new wafer manufacturer. We typically maintain at least a three-month supply of our MEMS wafers for which Bosch is our primary supplier. We do not otherwise maintain sufficient inventory to address a lengthy transition period. As a result, we may not be able to meet customer needs during such a transition, which could damage our customer relationships. Although we maintain business disruption insurance, this insurance may not be adequate to cover any losses we may experience as a result of such difficulties.
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
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business.

Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.
Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products, delay purchases, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers, governments, and investors more hesitant to engage with, purchase from or invest in U.S. firms. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.
Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.
While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended December 31, 2024.
A significant portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, and India. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 93% and 89% of our revenue for the three months ended March 31, 2025 and 2024, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
Our revenue has fluctuated over time. Our revenue was $60.3 million and $33.0 million for the three months ended March 31, 2025 and 2024, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.

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
Our ability to compete in the future will depend on our ability to identify and ensure compliance with evolving industry standards in our target markets, as well as in the timing semiconductor industry. The emergence of new industry standards could render our products incompatible with products developed by third-party suppliers or make it difficult for our products to meet the requirements of certain original equipment manufacturers ("OEMs"). If our customers or our third-party suppliers adopt new or competing industry standards with which our solutions are not compatible, or if industry groups fail to adopt standards with which our solutions are compatible, our products would become less desirable to our current or prospective customers. As a result, our sales would suffer, and we could be required to make significant expenditures to develop new products. Although we believe our products are compliant with applicable industry standards, proprietary enhancements may not in the future result in conformance with existing industry standards under all circumstances. If our products do not conform to, or are not compatible with, existing or emerging standards, it would harm our business, financial condition, and results of operations.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of March 31, 2025, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of March 31, 2025 and December 31, 2024, respectively. However, if our credit losses were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of March 31, 2025, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley, and U.S. Bancorp.
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
We are subject to government regulation, including import, export, and economic sanctions laws and regulations that may expose us to liability and increase our costs.
Our products and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. For example, we sell to markets in Asia where multiple companies have been added to the Entity List, requiring license for exports of items subject to control under the EAR. To our knowledge, we have not sold products subject to the EAR to Entity List persons. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with U.S. and other laws, or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. Changes in export or import laws or sanctions policies also may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and results of operations.
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
Changes in environmental laws or regulations, as well as sustainability initiatives, could impose substantial costs and may adversely affect our business.
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
Many customers, regulators, investors, employees, and other stakeholders are focusing on sustainability matters. While we have certain sustainability initiatives, there is no assurance that customers, regulators, investors, and employees will determine that these programs are sufficient. Any actual or perceived shortcomings with respect to our sustainability initiatives and reporting can impact our ability to retain certain customers or increase our customer base, reelect our board of directors, attract and retain certain types of investors, or hire and retain employees. Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal, and other risks, any of which could adversely affect our business as well as on our reputation and stock price.

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
Some of our revenue is derived from contracts with agencies of the U.S. government and subcontracts with its prime contractors. As a result, we are subject to federal contracting regulations, including the Federal Acquisition Regulations. In connection with our business with the U.S. government, we are also subject to audits and review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances, if we do not comply with the terms of a government contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties, or be debarred or suspended from obtaining future contracts for a specified period of time, which could have an adverse effect on our business.
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
We are subject to a variety of laws and regulations worldwide related to privacy, data protection, and data security, such as the European Union’s General Data Protection Regulation or California’s Consumer Privacy Act of 2018 and Privacy Rights Act of 2020. These laws and regulations are continuously and rapidly evolving, and the scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting. As a result, these laws and regulations may be interpreted and applied in a manner inconsistent with our practices or policies and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our practices, which could adversely affect our business and operating results. Complying with such laws and regulations may be time-consuming and require additional resources, and could therefore adversely affect our business and results of operations. Any failure or perceived failure by us or our third-party service providers to comply with our privacy, data protection, or data security policies, or legal or contractual obligations, even if unfounded, may result in governmental enforcement actions, litigation, liability, or negative publicity, and could adversely affect our business, financial condition, and results of operations.
Security breaches, cyberattacks, and other disruptions to information technology systems owned or maintained by us or third parties, such as vendors or suppliers, could disrupt our operations, compromise the confidentiality of private customer data or our intellectual property, and adversely affect our business, reputation, operations, and financial results.
We rely on our information technology systems, and those of our vendors, suppliers, and customers, including hardware, software, cloud services, infrastructure, networks, and systems, for the effective operation of our business and for secure maintenance and storage of confidential data relating to our business. Additionally, in the ordinary course of business we collect and store sensitive data, including intellectual property and proprietary business information as well as personal information of our customers and employees, in data centers and on information technology systems, including systems that may be controlled or maintained by third parties. The secure operation of these information technology systems, and the processing and maintenance of the information processed by these systems, is critical to our business operations. While we and others have implemented various controls and defenses, cybersecurity attacks and threats have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Notwithstanding defensive measures, experienced programmers, hackers, state actors, or others may be able to penetrate our security controls, or those of our vendors, suppliers, or customers, through attacks such as, but not limited to, phishing or other forms of social engineering, impersonating authorized users, ransomware, spyware, viruses, worms and other malicious software programs, software supply chain attacks, exploitation of compromised commercial software, bugs and other security weaknesses and vulnerabilities, and covert introduction of malware to computers and networks. Any attack on the information technology systems of us or one of our vendors, suppliers, or customers may be difficult to detect, designed to remain dormant until a triggering event, or may continue undetected for an extended period of time. In addition, our information technology systems and those of our vendors, suppliers, and customers may be vulnerable to damage, disruptions, or shutdowns due to errors, negligence or malfeasance by employees, contractors, or others who have access to these systems.
Security breaches, cyberattacks, and other disruptions to our information technology systems or those of our vendors, suppliers, or customers could compromise the confidentiality, operational integrity, and accessibility of our information technology systems, or those of our vendors, suppliers, or customers, which could result in the compromise, unauthorized publication, or loss of proprietary data, intellectual property, or personal information, as well as interruptions or delays in our business operations, loss of existing or future customers, and damage to our reputation, which could adversely affect our business, reputation, and financial results. In addition, such events could result in violations of privacy or other laws, increase the risk of litigation or regulatory investigation, or cause us to incur direct losses if attackers initiate wire transfers or access our bank or investment accounts. We expect ongoing and increasing costs related to investments in technology, controls, processes, and practices; however these investments may not be sufficient to shield us from significant losses or liability in the event of security breaches, cyberattacks, or other disruptions to our information technology systems.
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
Our information technology systems and operations could be damaged or interrupted due to events such as natural or human-caused disasters, extreme weather, geopolitical events and security issues, computer viruses, cybersecurity incidents, telecommunication failures, and similar events, which could adversely affect our business, financial condition, and results of operations. Our systems are not fully redundant, and depending on the severity of the damage or interruption, our disaster recovery plans may be inadequate or ineffective. These events could also damage our reputation, and result in increased costs or loss of sales.
We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.
As of December 31, 2024, we had U.S. federal, state and foreign NOL, carryforwards of approximately $250.7 million, $84.5 million and $2.0 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal, state, and the foreign NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards begin to expire in 2025 and the state research and development tax credit carryforwards carry forward indefinitely. These NOL and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change last occurred in 2014 and concluded that it had no impact on U.S. federal and California NOLs or on U.S. federal research and development credits. Our initial public offering in November 2019 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards. We updated the Section 382 analysis through December 31, 2024, and concluded there have not been any additional ownership changes as defined under Section 382 since the June 16, 2020 follow-on offering. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law in 2020, an NOL from a tax year beginning in 2018, 2019 or 2020 can be carried back five years and would not be subject to the 80%-of-income limitation if they are exhausted during the five-year carryback period or during 2018, 2019 or 2020. The Company will not carry back any NOLs as they did not have taxable income in prior years.
Risks Related to Intellectual Property
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of March 31, 2025, we had 139 issued U.S. patents, expiring generally between 2026 and 2040, and 48 pending U.S. patent applications (including 12 provisional applications). We also had 5 foreign issued patents expiring in 2036 and 5 pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology may make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
Based on the latest filings with the SEC, holders of 5% or more of our common stock and their affiliates, beneficially owned approximately 52.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2025. As a result, this group of stockholders has the ability to significantly influence us through this ownership position.
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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, including MegaChips, or the perception in the market that a large number of stockholders intend to sell their shares.
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
Item 5. Other Information.
None

Item 6. Exhibits.
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 29, 2021).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

10.35*	Third Amendment to Letter Agreement dated March 19, 2025, between Rajesh Vashist and the Company

10.36*	Independent Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SiTime Corporation

Date: May 7, 2025	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)