Form 10-Q
period 2025-06-30
SITIME Corp
filed 2025-08-07
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2025, the registrant had 26,003,972 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SiTime Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$172,522	$6,106
Short-term investments in held-to-maturity securities	624,144	412,728
Accounts receivable, net	26,866	38,209
Inventories	84,126	76,741
Prepaid expenses and other current assets	11,243	10,276
Total current assets	918,901	544,060
Property and equipment, net	99,861	82,475
Intangible assets, net	155,944	163,558
Right-of-use assets, net	5,648	6,569
Goodwill	87,098	87,098
Other assets	1,684	1,199
Total assets	$1,269,136	$884,959
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$13,063	$22,894
Accrued expenses and other current liabilities	94,479	85,555
Total current liabilities	107,542	108,449
Other non-current liabilities	60,913	76,791
Total liabilities	168,455	185,240
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 26,004 and 23,598 shares issued and outstanding at June 30, 2025 and December 31, 2024	3	2
Additional paid-in capital	1,326,735	881,718
Accumulated deficit	(226,057)	(182,001)
Total stockholders’ equity	1,100,681	699,719
Total liabilities and stockholders’ equity	$1,269,136	$884,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$69,494	$43,866	$129,808	$76,888
Cost of revenue	33,442	22,343	63,421	37,705
Gross profit	36,052	21,523	66,387	39,183
Operating expenses:
Research and development	30,563	25,490	60,589	51,034
Selling, general and administrative	28,228	25,190	55,086	49,102
Acquisition related costs	1,872	3,163	3,433	6,405
Total operating expenses	60,663	53,843	119,108	106,541
Loss from operations	(24,611)	(32,320)	(52,721)	(67,358)
Interest income	4,263	5,736	8,557	12,296
Other income (expense), net	204	(203)	210	(416)
Loss before income taxes	(20,144)	(26,787)	(43,954)	(55,478)
Income tax (expense) benefit	(35)	18	(102)	5
Net loss	$(20,179)	$(26,769)	$(44,056)	$(55,473)
Net loss attributable to common stockholders and comprehensive loss	$(20,179)	$(26,769)	$(44,056)	$(55,473)
Net loss per share attributable to common stockholders, basic	$(0.84)	$(1.16)	$(1.85)	$(2.42)
Net loss per share attributable to common stockholders, diluted	$(0.84)	$(1.16)	$(1.85)	$(2.42)
Weighted-average shares used to compute basic net loss per share	23,923	22,997	23,790	22,881
Weighted-average shares used to compute diluted net loss per share	23,923	22,997	23,790	22,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 2025	23,722	$2	$898,390	$(205,878)	$692,514
Stock-based compensation expense	—	—	25,128	—	25,128
Net loss	—	—	—	(20,179)	(20,179)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	2,012	1	387,328	—	387,329
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	150	—	29,695	—	29,695
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	120	—	(13,806)	—	(13,806)
Balances at June 30, 2025	26,004	$3	$1,326,735	$(226,057)	$1,100,681

Balances at March 31, 2024	22,872	$2	$813,312	$(117,104)	$696,210
Stock-based compensation expense	—	—	22,353	—	22,353
Net loss	—	—	—	(26,769)	(26,769)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	12,349	—	12,349
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	160	—	(11,631)	—	(11,631)
Balances at June 30, 2024	23,132	$2	$836,383	$(143,873)	$692,512

Balances at December 31, 2024	23,598	$2	$881,718	$(182,001)	$699,719
Stock-based compensation expense	—	—	55,278	—	55,278
Net loss	—	—	—	(44,056)	(44,056)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	2,012	1	387,328	—	387,329
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	150	—	29,695	—	29,695
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	244	—	(27,284)	—	(27,284)
Balances at June 30, 2025	26,004	$3	$1,326,735	$(226,057)	$1,100,681

Balances at December 31, 2023	22,692	$2	$796,450	$(88,400)	$708,052
Stock-based compensation expense	—	—	45,247	—	45,247
Net loss	—	—	—	(55,473)	(55,473)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	133	—	15,054	—	15,054
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	307	—	(20,368)	—	(20,368)
Balances at June 30, 2024	23,132	$2	$836,383	$(143,873)	$692,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(44,056)	$(55,473)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	18,814	13,526
Stock-based compensation expense	51,372	44,620
Net change in unrealized interest on held to maturity securities	1,238	(1,200)
Change in fair value of sales-based earnout liability	2,365	3,311
Accretion of acquisition consideration payable	1,068	2,479
Inventory write-down	2,824	1,986
Changes in assets and liabilities:
Accounts receivable, net	11,344	875
Inventories	(10,452)	(6,393)
Prepaid expenses and other assets	(1,454)	(1,316)
Accounts payable	(3,487)	(414)
Accrued expenses and other liabilities	800	(453)
Net cash provided by operating activities	30,376	1,548
Cash flows from investing activities
Purchase of held to maturity securities	(635,817)	(343,951)
Proceeds from maturity of held to maturity securities	423,162	428,004
Purchase of property and equipment	(34,545)	(5,470)
Cash paid for intangibles	(164)	(171)
Net cash provided by (used in) investing activities	(247,364)	78,412
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(27,284)	(20,368)
Proceeds from issuance of common stock	433,091	15,727
Payments for offering costs	(15,088)	(608)
Payment of contingent consideration towards earnouts	(6,315)	(5,618)
Payment of deferred acquisition consideration payable	(1,000)	(61,924)
Net cash provided by (used in) financing activities	383,404	(72,791)
Net increase in cash and cash equivalents	166,416	7,169
Cash and cash equivalents
Beginning of period	6,106	9,468
End of period	$172,522	$16,637
Supplemental disclosure of cash flow information
Income taxes paid	107	27
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	2,605	7,079
Unpaid offering costs	980	65
Right-of-use assets acquired under operating leases	405	186
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Notes To Unaudited Condensed Consolidated Financial Statements
Note 1. The Company and Basis of Presentation
SiTime Corporation (the “Company” or "SiTime") was incorporated in the State of Delaware in December 2003. The Company is a leading provider of Precision timing ("Precision Timing") solutions, a category that SiTime created. Precision Timing provides the timing functionality that is needed for electronics to operate reliably and accurately. The Company's products have been designed to address a wide range of applications across a broad array of end markets. The Company operates a fabless business model and leverages its global network of distributors to address the broad set of end markets that it serves.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to these accounting policies through June 30, 2025.
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

Note 2. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(20,179)	$(26,769)	$(44,056)	$(55,473)
Weighted-average shares outstanding
Weighted average shares used to compute basic net loss per share	23,923	22,997	23,790	22,881
Dilutive effect of employee equity incentive plans	—	—	—	—
Weighted average shares used to compute diluted net loss per share	23,923	22,997	23,790	22,881
Net loss attributable to common stockholders per share, basic	$(0.84)	$(1.16)	$(1.85)	$(2.42)
Net loss attributable to common stockholders per share, diluted	$(0.84)	$(1.16)	$(1.85)	$(2.42)
Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of restricted stock unit awards using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended June 30, 2025 and 2024, the Company had 403,246 and 766,620 potential shares from share-based awards that are anti-dilutive, respectively. During the six months ended June 30, 2025 and 2024, the Company had 455,502 and 698,148 potential shares from share-based awards that are anti-dilutive, respectively.
Note 3. Fair Value Measurements
Cash equivalents
At June 30, 2025 and December 31, 2024, highly liquid money market funds of $150.3 million and $0.3 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of June 30, 2025 and December 31, 2024, the Company had purchased Treasury Bills with maturities ranging from 3 to 12 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $624.1 million including gross accrued interest of $3.1 million as of June 30, 2025. As of June 30, 2025, the fair value on the held-to-maturity securities was $624.0 million and the gross unrealized loss was $0.1 million.
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
Sales-based earnout liability
The estimated fair value of the sales-based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of June 30, 2025, the Company used a volatility rate of 20%, risk free rate ranging from 3.7% to 4.3%, and an expected term ranging from 0.13 years to 3.38 years.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Amount
Fair value as of January 1, 2025	$97,256
Change in the fair value during the year recorded to acquisition related costs	2,365
Payments made during the period	(6,315)
Fair value as of June 30, 2025	$93,306
There were no transfers between Level 1, Level 2, and Level 3 categories during any of the periods presented.

Note 4. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Accounts receivable, gross	$26,916	$38,259
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$26,866	$38,209
Inventories
Inventories consisted of the following:

	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Raw materials	$15,206	$14,995
Work in progress	42,882	47,300
Finished goods	26,038	14,446
Total inventories	$84,126	$76,741
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$3,967	$4,305
Other current assets	7,276	5,971
Total prepaid expenses and other current assets	$11,243	$10,276

Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Lab and manufacturing equipment	$149,828	$119,964
Computer equipment	3,988	3,833
Furniture and fixtures	1,177	1,167
Construction in progress	7,667	9,538
Leasehold improvements	8,283	7,818
	170,943	142,320
Accumulated depreciation	(71,082)	(59,845)
Total property and equipment, net	$99,861	$82,475
Depreciation expense related to property and equipment was $5.9 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively, and $11.0 million and 7.4 million for the six months ended June 30, 2025 and 2024, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following:

	As of
	June 30, 2025			December 31, 2024

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$96,700	$(16,982)	$79,718	$96,700	$(10,575)	$86,125
Contract based royalty asset	5,900	(2,335)	3,565	5,900	(1,598)	4,302
Internal use software	—	—	—	9,434	(9,434)	—
Purchased software	15,739	(12,578)	3,161	15,551	(11,920)	3,631
Total amortizable intangible assets	$118,339	$(31,895)	$86,444	$127,585	$(33,527)	$94,058
In-process research and development	69,500	—	69,500	69,500	—	69,500
Total intangible assets	$187,839	$(31,895)	$155,944	$197,085	$(33,527)	$163,558
Amortization expense for intangible assets was $3.9 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively, and $7.8 million and 6.1 million for the six months ended June 30, 2025 and 2024, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2025 is summarized as below:

(in thousands)
2025 (remainder)	$7,685
2026	15,110
2027	14,738
2028	12,977
2029	11,123
2030 and beyond	24,811
$86,444

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Accrued payroll and related benefits	$7,867	$12,381
Revenue reserves	4,867	3,673
Sales-based earnout liability, current	34,817	23,953
Acquisition consideration payable, current	38,400	37,760
Short term lease liability	2,836	2,744
Other accrued expenses	5,692	5,044
Total accrued expenses and other current liabilities	$94,479	$85,555
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Sales-based earnout liability, non-current	$58,489	$73,303
Long term lease liability	2,409	3,488
Other non-current liabilities	15	—
Total other non-current liabilities	$60,913	$76,791
Note 5. Leases
The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, Finland, Ukraine, and India, all under non-cancellable operating leases with various expiration dates through May 2029.
The remaining lease terms vary from a few months to four years. For certain of its leases the Company has options to extend the lease term for periods varying from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.
The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024

	(in thousands)
Right-of-use assets	$5,648	$6,569
Lease liabilities included in accrued expenses and other current liabilities	2,836	2,744
Lease liabilities included in other non-current liabilities	2,409	3,488
Total operating lease liabilities	$5,245	$6,232
Weighted-average remaining lease term (years)	2.0	2.4
Weighted-average discount rate	5.4%	5.1%

The table below presents certain information related to the lease costs for operating leases for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Operating lease cost	$822	$754	$1,627	$1,502
Short-term lease cost	467	238	972	415
Variable lease cost	725	268	1,749	679
Total lease cost	$2,014	$1,260	$4,348	$2,596
Cash paid for operating lease liabilities was $0.9 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2025:

(in thousands)
Remainder of 2025	$1,722
2026	2,787
2027	728
2028	229
2029	85
Total minimum lease payments	5,551
Less: amount of lease payments representing interest	(306)
Present value of future minimum lease payments	5,245
Less: current obligations under leases	(2,836)
Long-term lease liabilities	$2,409
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
During the three months ended June 30, 2025, the Company sold 150,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $203.94 per share resulting in net proceeds to the Company of $29.7 million, after deducting underwriting discounts and commissions of $0.6 million and offering costs of $0.3 million. During the three months ended June 30, 2024, the Company sold 100,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $127.18 per share resulting in net proceeds to the Company of $12.3 million, after deducting underwriting discounts and commissions of $0.3 million and offering costs of $0.1 million.
During the six months ended June 30, 2025, the Company sold 150,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $203.94 per share resulting in net proceeds to the Company of $29.7 million, after deducting underwriting discounts and commissions of $0.6 million and deferred offering costs of $0.3 million. During the six months ended June 30, 2024, the Company sold 132,500 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $118.69 per share resulting in net proceeds to the Company of $15.0 million, after deducting underwriting discounts and commissions of $0.3 million and deferred offering costs of $0.4 million.

Follow-on public offering
On June 27, 2025, the Company completed a follow-on public offering, in which it issued and sold 2,012,500 shares of its common stock, resulting in net proceeds to the Company of $387.3 million after deducting underwriting discounts and commissions of $14.1 million and deferred offering costs of $1.1 million.
Equity Incentive Plans
The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three and six months ended June 30, 2025:

	RSU Number of Shares	Grant Date Fair Value per share	PRSU Number of Shares	Grant Date Fair Value per share	MYPSU Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2024	915,152	$128.7	210,044	$104.3	285,880	$88.6
Granted	255,368	173.9	155,565	187.8	—	—
Vested	(145,509)	137.5	(53,090)	167.8	—	—
Forfeited	(16,236)	113.3	—	—	—	—
Unvested at March 31, 2025	1,008,775	$139.1	312,519	$135.1	285,880	$88.6
Granted	80,208	167.9	—	—	—	—
Vested	(187,281)	140.1	—	—	—	—
Forfeited	(13,782)	165.8	—	—	—	—
Unvested at June 30, 2025	887,920	$141.1	312,519	$135.1	285,880	$88.6
The following summarizes the number and value of the shares withheld for employee taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except share data)
Shares withheld for taxes	67,281	88,988	141,880	171,632
Amount withheld for taxes	$13,806	$11,631	$27,284	$20,368
In February 2025, the Compensation Committee approved target bonus amounts based on the achievement of revenue and individual performance goals for the fiscal year 2025 (the "2025 Goals"). The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $1.4 million for 2025 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2025.
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
The Company also operates a bonus plan for certain employees which are based on a fixed dollar amount to be settled in RSUs. These awards are categorized as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $1.0 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2025.

Stock-Based Compensation
The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Equity based awards
Cost of revenue	$762	$315	$1,394	$491
Research and development	10,171	8,623	20,202	17,236
Selling, general and administrative	13,409	12,213	26,425	24,091
	$24,342	$21,151	$48,021	$41,818

Liability based awards - to be settled in equity
Cost of revenue	$63	$12	$132	$16
Research and development	873	791	1,523	1,354
Selling, general and administrative	1,048	963	1,696	1,432
	$1,984	$1,766	$3,351	$2,802

Total stock-based compensation expense - equity and liability based	$26,326	$22,917	$51,372	$44,620

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$24,342	$21,151	$48,021	$41,818
Liability based awards - settled in equity	962	865	7,437	2,624
Stock compensation expense capitalized to inventory	(176)	337	(180)	805
Total stock-based compensation expense recorded to additional paid-in capital	$25,128	$22,353	$55,278	$45,247
The following table presents the unrecognized compensation costs and related weighted average period of recognition as of June 30, 2025:

	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$104.3	2.1
PRSUs	$26.1	1.3
MYPSUs	$1.0	0.5
Liability-based awards	$4.9	0.5
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

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Loss before income taxes	$(20,144)	$(26,787)	$(43,954)	$(55,478)
Income tax (expense) benefit	(35)	18	(102)	5
Effective tax rate	0%	0%	0%	0%
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
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation reserve on its deferred tax assets as of June 30, 2025.
The income tax provision was immaterial for both the three and six months ended June 30, 2025 and 2024. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.
As of June 30, 2025 and December 31, 2024, the Company had $2.5 million and $2.5 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2025 and 2024, the Company recorded immaterial amounts related to the accrual of interest and penalties.
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
The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenue	$69,494	$43,866	$129,808	$76,888
Less:
Product costs	20,074	13,567	38,339	23,384
Depreciation	3,838	1,896	7,038	3,709
Amortization	3,579	3,563	7,158	4,947
Other manufacturing overheads	5,951	3,317	10,886	5,665
Gross profit	36,052	21,523	66,387	39,183
Less:
Acquisition related costs	1,872	3,163	3,433	6,405
Interest income	(4,263)	(5,736)	(8,557)	(12,296)
Other segment items (a)	58,622	50,865	115,567	100,547
Net income	$(20,179)	$(26,769)	$(44,056)	$(55,473)
(a)Other segment items include research and development expenses and selling, general and administrative expenses, primarily in the nature of nonmanufacturing expenses including salaries and stock-based compensation for employees, consulting expenses, certain other expenses, and taxes.
Revenue by geographic area is presented based upon the ship-to location of the customers who purchased the Company’s products, which may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Hong Kong	$23,560	$15,082	$47,395	$25,536
Taiwan	20,538	12,052	33,255	21,611
United States	4,767	4,129	8,951	7,623
Singapore	3,010	4,259	7,075	6,468
Other	17,619	8,344	33,132	15,650
Total	$69,494	$43,866	$129,808	$76,888
The following table sets forth the Company’s total property and equipment attributable to operations by country as of the periods presented:

	As of
	June 30, 2025	December 31, 2024

	(in thousands)
United States	$29,737	$32,200
Taiwan	28,168	24,294
Malaysia	21,697	16,231
Singapore	13,038	2,419
Other	7,221	7,331
	$99,861	$82,475

Note 9. Commitments and Contingencies
Legal Matters
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. We did not have any amounts accrued towards these matters as of June 30, 2025.
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
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. In addition, the Company has a multi-year agreement to purchase minimum quantities of micro-electro-mechanical systems ("MEMS") wafers and is responsible for research and development, tooling, and samples cost under the agreement. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of June 30, 2025 were as follows:

(in thousands)
Remainder of 2025	$6,224
2026	6,668
2027	4,689
2028	12,625
Total	$30,206
Note 10. Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA” or the “Act”) was enacted into law. Based on the Company’s preliminary assessment, the provisions of the Act are not expected to materially impact the Company’s effective tax rate or cash flows for the current fiscal year.
The Company is currently evaluating treatment options related to previously capitalized research and experimentation (“R&E”) expenses under Internal Revenue Code Section 174, in light of changes introduced by the Act. At this time, the Company does not anticipate any other material implications resulting from the enactment of the Act.

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
•the adequacy and availability of our leased facilities; and
•the accuracy of our estimates regarding capital requirements and needs for additional financing.
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
We are a leading provider of Precision Timing solutions to the global electronics industry. Our Precision Timing products are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and accurately. We provide Precision Timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 300 applications across our target markets, including communications, datacenter and enterprise, automotive, industrial, aerospace, mobile, Internet of Things ("IoT"), and consumer. Our current solutions include various types of oscillators, as well as clock integrated circuits ("ICs") and resonators.
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
Today’s newer applications are driving the need for faster connectivity and lower latency, even when the electronics is subject to non-ideal conditions. Our Precision Timing solutions are designed to be resilient to such harsh environmental stressors which provides a benefit to our customers. For example, AI Infrastructure equipment is becoming more dense, and is subject to rapid temperature changes within the system, but still needs to deliver maximum performance and reliability. In 2025, we have benefitted from the strong growth in AI datacenter deployments. In the Communications market, a 5G small cell radio mounted on a pole next to a road or rail line is going to be subject to vibration as heavy trucks or trains go by. These conditions make our Precision Timing solutions a natural choice in such applications. Our solutions are also utilized in automotive electronics, including advanced driver assistance systems for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock, and vibration. For the aerospace market, our solutions provide high reliability and lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions offer high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.
In all of these markets, the trend for increased data transfer at higher speeds and demand for lower latency continues to grow. This requires higher levels of performance in timing and synchronization. Additionally, as electronics continue to proliferate in all industries and areas of our daily life, digital devices are increasingly subjected to less controlled environments, making resiliency to environmental stressors ever more important. These industry trends place higher demands on timing components, increasing the importance of resilient and reliable Precision Timing.
We believe that the total timing market is approximately $10 billion in size. Since our founding, we have focused on the portion of the market that concentrates on the requirement for compelling solutions to solve difficult timing problems. Historically, our revenue has been substantially derived from sales of oscillator systems across our target end markets.
In December 2023, we acquired clocking products through the acquisition of certain assets and the exclusive license to certain intellectual property from Aura Semiconductor Pvt. Ltd. and certain of its affiliated entities (together, "Aura") relating to Aura's timing business and clock products that significantly expands our presence within the clocking market. Total consideration paid in the acquisition included approximately $148 million in fixed payments and up to $120 million in earnouts. With the addition of all four categories of clock products including network synchronizers, jitter cleaners, clock generators, and buffers, we now offer a comprehensive portfolio of timing solutions. By pairing the new SiTime clocking products with our MEMS oscillators and/or our resonators, we expect to be able to offer a more complete clock tree that is simpler to design with higher performance, more resilience to environmental stressors and higher reliability. SiTime is now a key provider of all differentiated products in timing – oscillators, clocks, and resonators combined with depth in engineering expertise in Precision Timing solutions.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Revenue	$69,494	$43,866	$25,628	58%	$129,808	$76,888	$52,920	69%
Revenue increased by $25.6 million, or 58%, for the three months ended June 30, 2025 compared to the same period in the prior year. Revenue increased by $52.9 million, or 69%, for the six months ended June 30, 2025 compared to the same period in the prior year. The increase in both periods was primarily related to an increase in sales volume as well as increase in average selling prices of our products due to change in mix of the products we shipped.
Sales attributable to our largest end customer through multiple distributors accounted for 17% and 18% of our revenue for the three months ended June 30, 2025 and 2024, respectively, and 18% and 18% of our revenue for the six months ended June 30, 2025 and 2024, respectively. Our end customers predominantly purchase our products from distributors. Our top three customers by revenue, which are distributors, together accounted for approximately 66% and 55% of our revenue for the three months ended June 30, 2025 and 2024, respectively, and 64% and 54% of our revenues for the six months ended June 30, 2025 and 2024, respectively. Revenue attributable to our largest ten end customers accounted for 64% and 59% for the three months ended June 30, 2025 and 2024, respectively, and 64% and 57% of our revenues for the six months ended June 30, 2025 and 2024, respectively.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$33,442	$22,343	$11,099	50%	$63,421	$37,705	$25,716	68%
Gross Profit	36,052	21,523	14,529	68%	$66,387	$39,183	$27,204	69%
Gross Margin	52%	49%			51%	51%
Gross profit increased by $14.5 million in the three months ended June 30, 2025 compared to the same period in the prior year. Gross profit increased $19.6 million mainly from higher revenue which was partially offset by higher other manufacturing and overhead costs of $4.4 million, consisting of depreciation and amortization, freight outwards and inventory reserves, and higher stock based compensation expense of $0.5 million.
Gross profit increased by $27.2 million in the six months ended June 30, 2025 compared to the same period in the prior year. Gross profit increased $38.5 million mainly from higher revenue which was partially offset by higher other manufacturing and overhead costs of $7.9 million, higher amortization from acquired intangibles of $2.4 million, and higher stock-based compensation expense of $1.0 million.
Gross margin was higher by 2.8% in the three months ended June 30, 2025 compared to the same period in the prior year. The gross margins increased by 2.4% primarily due to a change in the mix of products shipped, and due to improved absorption of other manufacturing overheads of 0.9%. This was partially offset by an increase due to stock-based compensation expense of 0.5%.
Gross margin was higher by 0.2% in the six months ended June 30, 2025 compared to the same period in the prior year. The gross margins increased by 0.9% primarily due to a change in the mix of products shipped. This was partially offset by an increase due to stock-based compensation expense of 0.5% and lower absorption of other manufacturing overheads of 0.2%.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$30,563	$25,490	$5,073	20%	$60,589	$51,034	$9,555	19%
Selling, general and administrative	28,228	25,190	3,038	12%	55,086	49,102	5,984	12%
Acquisition related costs	1,872	3,163	(1,291)	(41%)	3,433	6,405	(2,972)	(46%)
Total operating expenses	$60,663	$53,843	$6,820	13%	$119,108	$106,541	$12,567	12%
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
Research and development expense increased by $5.1 million, or 20%, for the three months ended June 30, 2025, compared to the same period in the prior year, primarily due to higher engineering spend towards ongoing new product development of $1.7 million, and increase in stock-based compensation expense of $1.7 million, and higher other personnel costs of $1.1 million due to increase in headcount.
Research and development expense increased by $9.6 million, or 19% for the six months ended June 30, 2025, compared to the same period in the prior year, primarily due to higher engineering spend towards ongoing new product development of $3.9 million, and increase in stock-based compensation expense of $3.2 million, and higher other personnel costs of $2.2 million due to increase in headcount.

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
Selling, general and administrative expense increased by $3.0 million, or 12%, for the three months ended June 30, 2025, compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $1.3 million, higher consulting fees of $1.2 million, and higher other personnel costs of $0.6 million due to increase in headcount.
Selling, general and administrative expense increased by $6.0 million, or 12%, for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to higher stock-based compensation expense of $2.6 million due to new grants, higher other personnel costs of $1.8 million, and higher consulting fees of $1.4 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the acquisition closed during the year ended December 31, 2023, and also include changes in the fair value of the sales-based earnout liability and interest accretion related to the acquisition consideration payable.
Acquisition related costs decreased by $1.3 million, or 41%, for the three months ended June 30, 2025, primarily due to lower accretion of acquisition consideration payable and earnouts by $0.5 million and $0.8 million respectively due to lower remaining amount payable.
Acquisition related costs decreased by $3.0 million, or 46%, for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to lower accretion of acquisition consideration payable and earnouts by $1.4 million and $0.9 million respectively due to lower remaining amount payable, and a reduction in one-time acquisition costs related to the 2023 Aura transaction of $0.6 million.
We will incur incremental costs in 2025 and beyond related to the Aura transaction arising from changes in the fair value of the sales-based earnout liability and accretion of acquisition consideration payable.
Interest Income
Interest income consists primarily of interest income on short term investments.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Interest Income	$4,263	$5,736	$(1,473)	(26%)	$8,557	$12,296	$(3,739)	(30%)
Interest income decreased by $1.5 million or 26% for the three months ended June 30, 2025, compared to the same period in the prior year due to a decrease in average investment balance during the period arising from acquisition related payments, payments towards capital expenditures, as well as lower interest rates.
Interest income decreased by $3.7 million or 30% for the six months ended June 30, 2025, compared to the same period in the prior year due to a decrease in average investment balances during the period arising from acquisition related payments in the current year, payment towards capital expenditures, as well as lower interest rates.
Other Income (Expense), net
Other income (expense), net consists primarily of foreign exchange gains and losses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Other income (expense), net	$204	$(203)	$407	(200%)	$210	$(416)	$626	(150%)

Other income (expense), net, increased by $0.4 million and $0.6 million for the three and six months ended June 30, 2025 respectively, compared to the same periods in the prior year primarily due to lower net unrealized losses on foreign exchange rates from activities in our foreign subsidiaries resulting from favorable exchange rate fluctuations.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Income tax (expense) benefit	$(35)	$18	$(53)	(294%)	$(102)	$5	$(107)	(2140%)
Liquidity and Capital Resources
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $172.5 million and $6.1 million, respectively. As of June 30, 2025 and December 31, 2024, we also held $624.1 million and $412.7 million of short-term investments, respectively, in held-to-maturity securities that consisted of treasury bills. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services or technologies in the future.
In February 2024, we entered into a Sales Agreement with Stifel, under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the six months ended June 30, 2025, we sold 150,000 shares of our common stock under the Sales Agreement at a weighted average price of $203.94 per share resulting in net proceeds to us of $29.7 million, after deducting underwriting discounts and commissions and offering costs. The Company used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.
On June 27, 2025, we completed a follow-on public offering, in which we issued and sold 2,012,500 shares of our common stock, resulting in net proceeds to us of $387.3 million after deducting underwriting discounts and commissions of $14.1 million and deferred offering costs of $1.1 million.
Our purchase obligations primarily include non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement, and design and simulation licenses. For information about our contractual obligations refer to "Note 5 - Leases" and "Note 9 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for the period ending June 30, 2025.
We expect to continue our investing activities to support growth, primarily through the purchase of property and equipment, intellectual property licenses, and capitalized software, to support research and development, sales and marketing, product support, and administrative staff.
We believe that our existing cash and cash equivalents and our short-term investments will be sufficient to meet our operating cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, costs to acquire or invest in complementary businesses and technologies, payment obligations associated with our completed acquisitions based on achievement of certain milestones, and the continuing market acceptance of our solutions.
In the event that we need to borrow funds or issue additional equity, we cannot provide any assurance that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.

The table below summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$30,376	$1,548
Net cash provided by (used in) investing activities	(247,364)	78,412
Net cash provided by (used in) financing activities	383,404	(72,791)
Net increase in cash and cash equivalents	$166,416	$7,169
Operating Activities
In the six months ended June 30, 2025, net cash provided by operating activities of $30.4 million was primarily due to a net loss of $44.1 million and change in operating assets and liabilities of $3.2 million, offset by non-cash expenses of $77.7 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, change in fair value of sales based earnout liability, accretion of acquisition consideration payable, inventory write-down and net change in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash used primarily due to an increase in inventories as we built our wafer inventory levels, increase in accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments, and an increase in prepaid expenses and other assets due to timing of payment to vendors, partially offset by a decrease in our accounts receivables due to timing of shipments.
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
In the six months ended June 30, 2025, net cash used in investing activities was $247.4 million. We paid $635.8 million to purchase short-term investments in held-to-maturity securities. We paid $34.7 million largely to purchase manufacturing equipment and intangibles to support the general business operations. These payments were offset by proceeds of $423.2 million generated from held-to-maturity securities.
Financing Activities
Our financing activities have primarily consisted of proceeds from issuance of shares, payments of withholding taxes on RSUs, and payment of acquisition related consideration and earnouts. During the six months ended June 30, 2025, we sold 150,000 shares of our common stock through Stifel under the Sales Agreement resulting in net proceeds to the Company of $29.7 million, after deducting underwriting discounts and commissions of $0.6 million and deferred offering costs of $0.3 million. Further, we completed a follow-on public offering on June 27, 2025, in which we issued and sold 2,012,500 shares of our common stock, resulting in net proceeds to us of $387.3 million after deducting underwriting discounts and commissions of $14.1 million and deferred offering costs of $1.1 million, including deferred offering costs of $1.0 million unpaid as at June 30, 2025. We also paid tax withholdings on behalf of employees for net share settlement of $27.3 million, and paid earnouts of $6.3 million related to the Aura transaction.
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
Interest Rate Risk
We had cash and cash equivalents of $172.5 million and $6.1 million as of June 30, 2025 and December 31, 2024, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $624.1 million and $412.7 million consisting of treasury bills as of June 30, 2025 and December 31, 2024. Such interest-earning instruments carry a degree of interest rate risk. During the six months ended June 30, 2025, we have generated $8.6 million in interest income through our investment balance.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2025, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $624.1 million, by an increase or decrease of approximately $0.9 million for the six months ended June 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a global company and therefore our business, results of operations, and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as rising inflation, recession, equity market volatility, geopolitical tensions, war, declines in income or asset values, decreased spending, changes to fuel and other energy costs, public health crises, supply chain disruptions, changes to U.S. trade policies, which may result in trade restrictions and sanctions, and global banking concerns have caused economic volatility, which has and may continue to harm our business, financial condition, and results of operations, and may cause an extended downturn in the worldwide economy, which would further harm our business, financial condition and results of operations. Tariffs and escalations of trade tensions between the U.S. and its trading partners may result in long-term changes to global trade. Economic volatility and adverse economic conditions have affected and may continue to affect the demand for our products and our customers’ products. Reduced demand for our customers’ products may lead to a buildup of inventory at many of our customers, including distributors, and their affiliates, partners, and contract manufacturers, which may adversely affect demand for our products. Reduced demand for our products could result in significant decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict.
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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 66% and 55% of our revenue for the three months ended June 30, 2025 and 2024, respectively, and 64% and 54% of our revenue six months ended June 30, 2025 and 2024, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 64% and 59% of our revenue for the three months ended June 30, 2025 and 2024, respectively, and 64% and 57% of our revenue six months ended June 30, 2025 and 2024, respectively. Sales attributable to Apple Inc., our largest end customer accounted for approximately 17% and 18% of our revenue for the three months ended June 30, 2025 and 2024, respectively, and 18% and 18% of our revenue six months ended June 30, 2025 and 2024, respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including, but not limited to, Pernas Electronics Co., Ltd., Arrow Electronics, Inc., and Quantek Technology Corporation, we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
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

If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. The initial term of this supply agreement is through February 2027 and renews automatically. We currently rely primarily on Bosch and Teledyne Digital Imaging Inc. ("Teledyne") for our MEMS fabrication, and primarily on TSMC for our analog circuits fabrication, and any disruption in the supply of wafers or any increases in the wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. In 2021 and the first half of 2022 there were a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, and affecting outsourced semiconductor assembly and test providers (“OSATs”), which limited our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, and India. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 93% and 91% of our revenue for the three months ended June 30, 2025 and 2024, respectively, and 93% and 90% of our revenue six months ended June 30, 2025 and 2024, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
Our revenue has fluctuated over time. Our revenue was $69.5 million and $43.9 million for the three months ended June 30, 2025 and 2024, respectively, and $129.8 million and $76.9 million for the six months ended June 30, 2025 and 2024, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of June 30, 2025, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of June 30, 2025 and December 31, 2024, respectively. However, if our credit losses were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of June 30, 2025, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley, and U.S. Bancorp.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of June 30, 2025, we had 141 issued U.S. patents, expiring generally between 2026 and 2040, and 48 pending U.S. patent applications (including 11 provisional applications). We also had 5 foreign issued patents expiring in 2036 and 8 pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology may make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.

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
Based on the latest filings with the SEC, holders of 5% or more of our common stock and their affiliates, beneficially owned approximately 47.7% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2025. As a result, this group of stockholders has the ability to significantly influence us through this ownership position.

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
•macroeconomic conditions;
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
Item 5. Other Information.
Trading Arrangements
During the Company's quarter ended June 30, 2025, the Company's following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K of the Exchange Act) set forth in the table below, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name of the Officer	Designation of Officer	Action	Adoption/Termination Date	Rule 10b5-1	Expiration Date (1)	Number of securities to be sold
Fariborz Assaderaghi	Executive Vice President, Engineering and Operations	Adoption	May 15, 2025	X	January 27, 2026	9,000
Lionel Bonnot	Executive Vice President, Worldwide Sales and Business Development	Adoption	May 30, 2025	X	February 27, 2026	16,164
Piyush Sevalia	Executive Vice President, Marketing	Adoption	May 30, 2025	X	February 27, 2026	4,056
Vincent Pangrazio	Executive Vice President, Chief Legal Officer and Corporate Secretary	Adoption	June 4, 2025	X	August 31, 2026	6,443
(1) Each officer's trading arrangement terminates on the earliest of: (i) date stated above (ii) the first date on which all trades set forth in the trading arrangement have been executed, or (iii) such date the trading arrangement is otherwise terminated according to its terms.

Item 6. Exhibits.
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 29, 2021).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

19.1*	Insider Trading and Communications Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SiTime Corporation

Date: August 6, 2025	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)