Form 10-Q
period 2025-09-30
SITIME Corp
filed 2025-11-06
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2025, the registrant had 26,100,630 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SiTime Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$27,110	$6,106
Short-term investments in held-to-maturity securities	782,465	412,728
Accounts receivable, net	22,504	38,209
Inventories	86,743	76,741
Prepaid expenses and other current assets	13,178	10,276
Total current assets	932,000	544,060
Property and equipment, net	99,227	82,475
Intangible assets, net	152,137	163,558
Right-of-use assets, net	4,871	6,569
Goodwill	87,098	87,098
Other assets	1,667	1,199
Total assets	$1,277,000	$884,959
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$18,872	$22,894
Accrued expenses and other current liabilities	91,807	85,555
Total current liabilities	110,679	108,449
Other non-current liabilities	62,918	76,791
Total liabilities	173,597	185,240
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 26,101 and 23,598 shares issued and outstanding at September 30, 2025 and December 31, 2024	3	2
Additional paid-in capital	1,337,471	881,718
Accumulated deficit	(234,071)	(182,001)
Total stockholders’ equity	1,103,403	699,719
Total liabilities and stockholders’ equity	$1,277,000	$884,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$83,567	$57,698	$213,375	$134,586
Cost of revenue	38,850	28,231	102,270	65,936
Gross profit	44,717	29,467	111,105	68,650
Operating expenses:
Research and development	30,009	26,489	90,598	77,523
Selling, general and administrative	30,603	25,359	85,689	74,462
Acquisition related costs	126	2,482	3,560	8,886
Total operating expenses	60,738	54,330	179,847	160,871
Loss from operations	(16,021)	(24,863)	(68,742)	(92,221)
Interest income	8,275	5,499	16,832	17,795
Other income (expense), net	(157)	168	53	(248)
Loss before income taxes	(7,903)	(19,196)	(51,857)	(74,674)
Income tax expense	(111)	(119)	(213)	(114)
Net loss	$(8,014)	$(19,315)	$(52,070)	$(74,788)
Net loss attributable to common stockholders and comprehensive loss	$(8,014)	$(19,315)	$(52,070)	$(74,788)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.83)	$(2.12)	$(3.25)
Weighted-average shares used to compute basic and diluted net loss per share	26,048	23,237	24,551	23,001
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at June 30, 2025	26,004	$3	$1,326,735	$(226,057)	$1,100,681
Stock-based compensation expense	—	—	24,711	—	24,711
Net loss	—	—	—	(8,014)	(8,014)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	—	—	9	—	9
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	97	—	(13,984)	—	(13,984)
Balances at September 30, 2025	26,101	$3	$1,337,471	$(234,071)	$1,103,403

Balances at June 30, 2024	23,132	$2	$836,383	$(143,873)	$692,512
Stock-based compensation expense	—	—	21,915	—	21,915
Net loss	—	—	—	(19,315)	(19,315)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	100	—	13,321	—	13,321
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	130	—	(12,198)	—	(12,198)
Balances at September 30, 2024	23,362	$2	$859,421	$(163,188)	$696,235

Balances at December 31, 2024	23,598	$2	$881,718	$(182,001)	$699,719
Stock-based compensation expense	—	—	79,990	—	79,990
Net loss	—	—	—	(52,070)	(52,070)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	2,012	1	387,337	—	387,338
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	150	—	29,695	—	29,695
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	341	—	(41,269)	—	(41,269)
Balances at September 30, 2025	26,101	$3	$1,337,471	$(234,071)	$1,103,403

Balances at December 31, 2023	22,692	$2	$796,450	$(88,400)	$708,052
Stock-based compensation expense	—	—	67,162	—	67,162
Net loss	—	—	—	(74,788)	(74,788)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	233	—	28,375	—	28,375
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	437	—	(32,566)	—	(32,566)
Balances at September 30, 2024	23,362	$2	$859,421	$(163,188)	$696,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(52,070)	$(74,788)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	28,758	21,432
Stock-based compensation expense	79,128	67,431
Net change in unrealized interest on held to maturity securities	(3,191)	(2,007)
Change in fair value of sales-based earnout liability	2,492	4,947
Accretion of acquisition consideration payable	1,068	3,323
Inventory write-down	3,882	3,481
Changes in assets and liabilities:
Accounts receivable, net	15,705	(8,314)
Inventories	(14,305)	(8,751)
Prepaid expenses and other assets	(3,371)	(983)
Accounts payable	1,850	2,996
Accrued expenses and other liabilities	1,832	931
Net cash provided by operating activities	61,778	9,698
Cash flows from investing activities
Purchase of held to maturity securities	(929,421)	(516,505)
Proceeds from maturity of held to maturity securities	562,874	610,938
Purchase of property and equipment	(39,639)	(20,327)
Cash paid for intangibles	(208)	(353)
Net cash provided by (used in) investing activities	(406,394)	73,753
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(41,269)	(32,566)
Proceeds from issuance of common stock	433,091	29,512
Payments for offering costs	(16,059)	(1,137)
Payment of contingent consideration towards earnouts	(9,143)	(8,551)
Payment of deferred acquisition consideration payable	(1,000)	(71,688)
Net cash provided by (used in) financing activities	365,620	(84,430)
Net increase (decrease) in cash and cash equivalents	21,004	(979)
Cash and cash equivalents
Beginning of period	6,106	9,468
End of period	$27,110	$8,489
Supplemental disclosure of cash flow information
Income taxes paid	177	65
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	3,076	7,124
Right-of-use assets acquired under operating leases	405	698
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
The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto filed with the U.S. Securities and Exchange Commission ("SEC") on Form 10-K for the fiscal year ended December 31, 2024. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2025, for any future year, or for any other future interim period.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to these accounting policies through September 30, 2025.
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

Note 2. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(8,014)	$(19,315)	$(52,070)	$(74,788)
Weighted average shares used to compute basic and diluted net loss per share	26,048	23,237	24,551	23,001
Net loss attributable to common stockholders per share, basic and diluted	$(0.31)	$(0.83)	$(2.12)	$(3.25)
Potential dilutive securities include dilutive common shares from share-based awards attributable to the restricted stock unit awards calculated using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended September 30, 2025 and 2024, the Company had 439,954 and 537,475 potential shares from restricted stock units that are anti-dilutive, respectively. During the nine months ended September 30, 2025 and 2024, the Company had 474,878 and 582,264 potential shares from restricted stock units that are anti-dilutive, respectively.
Note 3. Fair Value Measurements
Cash equivalents
At September 30, 2025 and December 31, 2024, highly liquid money market funds of $0.2 million and $0.3 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of September 30, 2025 and December 31, 2024, the Company had purchased Treasury Bills with maturities ranging from 3 to 12 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $782.5 million including gross accrued interest of $7.5 million as of September 30, 2025. As of September 30, 2025, the fair value on the held-to-maturity securities was $782.7 million and the gross unrealized gain was $0.2 million.
As of December 31, 2024, the amortized cost of the held-to-maturity securities totaled $412.7 million including gross accrued interest of $4.3 million. As of December 31, 2024, the fair value and gross unrealized gain on the held-to-maturity securities was $412.9 million and $0.2 million, respectively.
These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable.
Sales-based earnout liability
The estimated fair value of the sales-based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of September 30, 2025, the Company used a volatility rate of 20%, risk free rate ranging from 3.6% to 4.1%, and an expected term ranging from 0.13 years to 3.13 years.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Amount
Fair value as of January 1, 2025	$97,256
Change in the fair value during the year recorded to acquisition related costs	2,492
Payments made during the period	(9,143)
Fair value as of September 30, 2025	$90,605
There were no transfers between Level 1, Level 2, and Level 3 categories during any of the periods presented.

Note 4. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Accounts receivable, gross	$22,554	$38,259
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$22,504	$38,209
Inventories
Inventories consisted of the following:

	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Raw materials	$21,856	$14,995
Work in progress	39,149	47,300
Finished goods	25,738	14,446
Total inventories	$86,743	$76,741
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$4,762	$4,305
Other current assets	8,416	5,971
Total prepaid expenses and other current assets	$13,178	$10,276

Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Lab and manufacturing equipment	$152,446	$119,964
Computer equipment	4,018	3,833
Furniture and fixtures	1,177	1,167
Construction in progress	10,425	9,538
Leasehold improvements	8,286	7,818
	176,352	142,320
Accumulated depreciation	(77,125)	(59,845)
Total property and equipment, net	$99,227	$82,475
Depreciation expense related to property and equipment was $6.1 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $17.1 million and $11.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following:

	As of
	September 30, 2025			December 31, 2024

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$96,700	$(20,186)	$76,514	$96,700	$(10,575)	$86,125
Contract based royalty asset	5,900	(2,704)	3,196	5,900	(1,598)	4,302
Internal use software	—	—	—	9,434	(9,434)	—
Purchased software	15,783	(12,856)	2,927	15,551	(11,920)	3,631
Total amortizable intangible assets	$118,383	$(35,746)	$82,637	$127,585	$(33,527)	$94,058
In-process research and development	69,500	—	69,500	69,500	—	69,500
Total intangible assets	$187,883	$(35,746)	$152,137	$197,085	$(33,527)	$163,558
Amortization expense for intangible assets was $3.8 million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively, and $11.6 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2025 is summarized as below:

(in thousands)
2025 (remainder)	$3,842
2026	15,122
2027	14,750
2028	12,985
2029	11,127
2030 and beyond	24,811
$82,637

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Accrued payroll and related benefits	$11,289	$12,381
Revenue reserves	4,020	3,673
Sales-based earnout liability, current	29,480	23,953
Acquisition consideration payable, current	38,400	37,760
Short term lease liability	2,660	2,744
Other accrued expenses	5,958	5,044
Total accrued expenses and other current liabilities	$91,807	$85,555
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Sales-based earnout liability, non-current	$61,125	$73,303
Long term lease liability	1,775	3,488
Other non-current liabilities	18	—
Total other non-current liabilities	$62,918	$76,791
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
The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024

	(in thousands)
Right-of-use assets	$4,871	$6,569
Lease liabilities included in accrued expenses and other current liabilities	2,660	2,744
Lease liabilities included in other non-current liabilities	1,775	3,488
Total operating lease liabilities	$4,435	$6,232
Weighted-average remaining lease term (years)	1.8	2.4
Weighted-average discount rate	5.3%	5.1%

The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Operating lease cost	$824	$794	$2,451	$2,295
Short-term lease cost	280	236	1,252	650
Variable lease cost	974	582	2,742	1,231
Total lease cost	$2,078	$1,612	$6,445	$4,176
Cash paid for operating lease liabilities was $0.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.6 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2025:

(in thousands)
Remainder of 2025	$858
2026	2,779
2027	725
2028	226
2029	84
Total minimum lease payments	4,672
Less: amount of lease payments representing interest	(237)
Present value of future minimum lease payments	4,435
Less: current obligations under leases	(2,660)
Long-term lease liabilities	$1,775
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
During the three months ended September 30, 2025, the Company did not sell any shares of its common stock through Stifel under the Sales Agreement. During the three months ended September 30, 2024, the Company sold 100,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $137.85 per share resulting in net proceeds to the Company of $13.3 million, after deducting underwriting discounts and commissions of $0.3 million and offering costs of $0.2 million.
During the nine months ended September 30, 2025, the Company sold 150,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $203.94 per share resulting in net proceeds to the Company of $29.7 million, after deducting underwriting discounts and commissions of $0.6 million and deferred offering costs of $0.3 million. During the nine months ended September 30, 2024, the Company sold 232,500 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $126.93 per share resulting in net proceeds to the Company of $28.4 million, after deducting underwriting discounts and commissions of $0.6 million and deferred offering costs of $0.5 million.

Follow-on public offering
On June 27, 2025, the Company completed a follow-on public offering, in which it issued and sold 2,012,500 shares of its common stock, resulting in net proceeds to the Company of $387.3 million after deducting underwriting discounts and commissions of $14.1 million and deferred offering costs of $1.1 million.
Equity Incentive Plans
The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three and nine months ended September 30, 2025:

	RSU Number of Shares	Grant Date Fair Value per share	PRSU Number of Shares	Grant Date Fair Value per share	MYPSU Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2024	915,152	$128.7	210,044	$104.3	285,880	$88.6
Granted	255,368	173.9	155,565	187.8	—	—
Vested	(145,509)	137.5	(53,090)	167.8	—	—
Forfeited	(16,236)	113.3	—	—	—	—
Unvested at March 31, 2025	1,008,775	$139.1	312,519	$135.1	285,880	$88.6
Granted	80,208	167.9	—	—	—	—
Vested	(187,281)	140.1	—	—	—	—
Forfeited	(13,782)	165.8	—	—	—	—
Unvested at June 30, 2025	887,920	$141.1	312,519	$135.1	285,880	$88.6
Granted	63,122	197.0	—	—	—	—
Vested	(159,573)	148.2	—	—	—	—
Forfeited	(4,127)	166.2	—	—	—	—
Unvested at September 30, 2025	787,342	$143.9	312,519	$135.1	285,880	$88.6
The following summarizes the number and value of the shares withheld for employee taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except share data)
Shares withheld for taxes	62,573	86,593	204,952	257,599
Amount withheld for taxes	$13,984	$12,198	$41,269	$32,566
In February 2025, the Compensation Committee approved target bonus amounts based on the achievement of revenue and individual performance goals for the fiscal year 2025 (the "2025 Goals"). The awards for the actual payouts are granted in the quarter following the end of the performance period. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $4.2 million for 2025 Goals was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2025.
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
The Company also operates a bonus plan for certain employees which are based on a fixed dollar amount to be settled in RSUs. These awards are categorized as liability-based awards until settled. Once settled, these awards are reflected as RSU granted in the above table. Such expense is included in the non-cash adjustment within stock-based compensation expense on the condensed consolidated cash flow statements. The liability of $1.0 million was recorded as accrued expenses and other current liabilities in the condensed consolidated balance sheet as of September 30, 2025.
Stock-Based Compensation
The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Equity based awards
Cost of revenue	$740	$470	$2,134	$961
Research and development	10,070	8,526	30,272	25,762
Selling, general and administrative	13,084	11,710	39,508	35,801
	$23,894	$20,706	$71,914	$62,524

Liability based awards - to be settled in equity
Cost of revenue	$91	$25	$223	$41
Research and development	1,415	866	2,938	2,220
Selling, general and administrative	2,357	1,215	4,053	2,646
	$3,863	$2,106	$7,214	$4,907

Total stock-based compensation expense - equity and liability based	$27,757	$22,812	$79,128	$67,431

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$23,894	$20,706	$71,914	$62,524
Liability based awards - settled in equity	976	1,009	8,414	3,633
Stock-based compensation expense capitalized to inventory	(159)	200	(338)	1,005
Total stock-based compensation expense recorded to additional paid-in capital	$24,711	$21,915	$79,990	$67,162
The following table presents the unrecognized compensation costs and related weighted average period of recognition as of September 30, 2025:

	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$94.8	2.1
PRSUs	$22.9	1.2
MYPSUs	$0.5	0.3
Liability-based awards	$6.1	0.5
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

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Loss before income taxes	$(7,903)	$(19,196)	$(51,857)	$(74,674)
Income tax expense	(111)	(119)	(213)	(114)
Effective tax rate	1%	1%	0%	0%
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
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation allowance on its deferred tax assets as of September 30, 2025.
The income tax provision was immaterial for both the three and nine months ended September 30, 2025 and 2024. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Company has evaluated the impact of the Act and determined that, due to its full valuation allowance, year-to-date and forecasted full-year taxable loss position, absence of Foreign-Derived Intangible Income and Global Intangible Low-Taxed Income, limitations under IRC Section 163(j), and the availability of pre-2017 net operating loss carryforwards, the Act does not have a material impact on the Company’s effective tax rate for both the three and nine months ended September 30, 2025. Accordingly, no discrete tax expense has been recorded for the period.
As of September 30, 2025 and December 31, 2024, the Company had $2.5 million and $2.5 million, respectively, of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2025 and 2024, the Company recorded immaterial amounts related to the accrual of interest and penalties.
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
The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenue	$83,567	$57,698	$213,375	$134,586
Less:
Product costs	25,672	18,092	64,011	41,476
Depreciation	4,071	2,034	11,109	5,743
Amortization	3,579	3,577	10,736	8,524
Other manufacturing overheads	5,528	4,528	16,414	10,193
Gross profit	44,717	29,467	111,105	68,650
Less:
Acquisition related costs	126	2,482	3,560	8,886
Interest income	(8,275)	(5,499)	(16,832)	(17,795)
Other segment items (a)	60,880	51,799	176,447	152,347
Net loss	$(8,014)	$(19,315)	$(52,070)	$(74,788)
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
Revenue by geographic area is presented based upon the ship-to location of the customers who purchased the Company’s products, which may be different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Hong Kong	$28,458	$17,010	$75,854	$42,546
Taiwan	20,541	20,854	53,796	42,465
Belgium	9,965	*	12,736	*
United States	5,869	3,795	14,820	11,428
Other	18,734	16,039	56,169	38,147
Total	$83,567	$57,698	$213,375	$134,586
* Revenue from this geographical area was below 10%.

The following table sets forth the Company’s total property and equipment attributable to operations by country as of the periods presented:

	As of
	September 30, 2025	December 31, 2024

	(in thousands)
United States	$31,455	$32,200
Taiwan	27,186	24,294
Malaysia	21,140	16,231
Singapore	12,517	2,419
Other	6,929	7,331
	$99,227	$82,475
Note 9. Commitments and Contingencies
Legal Matters
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. We did not have any amounts accrued towards these matters as of September 30, 2025.
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
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. In addition, the Company has a multi-year agreement to purchase minimum quantities of micro-electro-mechanical systems ("MEMS") wafers and is responsible for research and development, tooling, and samples cost under the agreement. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of September 30, 2025 were as follows:

(in thousands)
Remainder of 2025	$4,653
2026	6,929
2027	4,993
2028	12,625
Total	$29,200

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Revenue	$83,567	$57,698	$25,869	45%	$213,375	$134,586	$78,789	59%
Revenue increased by $25.9 million, or 45%, for the three months ended September 30, 2025 compared to the same period in the prior year. Revenue increased by $78.8 million, or 59%, for the nine months ended September 30, 2025 compared to the same period in the prior year. The increase in both periods was primarily related to an increase in sales volume as well as increase in average selling prices of our products due to change in mix of the products we shipped.
Sales attributable to our largest end customer through multiple distributors accounted for 18% and 23% of our revenue for the three months ended September 30, 2025 and 2024, respectively, and 18% and 20% of our revenue for the nine months ended September 30, 2025 and 2024, respectively. Our end customers predominantly purchase our products from distributors. Our top three customers by revenue, which are distributors, together accounted for approximately 58% and 55% of our revenue for the three months ended September 30, 2025 and 2024, respectively, and 59% and 55% of our revenues for the nine months ended September 30, 2025 and 2024, respectively. Revenue attributable to our largest ten end customers accounted for 65% and 63% for the three months ended September 30, 2025 and 2024, respectively, and 64% and 59% of our revenues for the nine months ended September 30, 2025 and 2024, respectively.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$38,850	$28,231	$10,619	38%	$102,270	$65,936	$36,334	55%
Gross Profit	$44,717	$29,467	$15,250	52%	$111,105	$68,650	$42,455	62%
Gross Margin	53.5%	51.1%			52.1%	51.0%
Gross profit increased by $15.3 million in the three months ended September 30, 2025 compared to the same period in the prior year. Gross profit increased $19.0 million mainly from higher revenue which was partially offset by higher other manufacturing and overhead costs of $3.3 million, consisting of depreciation and amortization, freight outwards and inventory reserves, and higher stock-based compensation expense of $0.3 million.
Gross profit increased by $42.5 million in the nine months ended September 30, 2025 compared to the same period in the prior year. Gross profit increased $57.5 million mainly from higher revenue which was partially offset by higher other manufacturing and overhead costs of $11.3 million, higher amortization from acquired intangibles of $2.4 million, and higher stock-based compensation expense of $1.4 million.
Gross margin was higher by 2.4% in the three months ended September 30, 2025 compared to the same period in the prior year. The gross margins increased by 1.3% primarily due to a change in the mix of products shipped, and due to improvement of overhead costs as a percentage of revenue by 1.1%.
Gross margin was higher by 1.1% in the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to a change in the mix of products shipped.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$30,009	$26,489	$3,520	13%	$90,598	$77,523	$13,075	17%
Selling, general and administrative	30,603	25,359	5,244	21%	85,689	74,462	11,227	15%
Acquisition related costs	126	2,482	(2,356)	(95%)	3,560	8,886	(5,327)	(60%)
Total operating expenses	$60,738	$54,330	$6,408	12%	$179,847	$160,871	$18,975	12%
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
Research and development expense increased by $3.5 million, or 13%, for the three months ended September 30, 2025, compared to the same period in the prior year, primarily due to an increase in headcount resulting in higher stock-based compensation expense of $2.1 million and higher other personnel costs of $1.2 million, and higher engineering spend towards ongoing new product development of $0.7 million, partially offset by an increase in non-recurring engineering contra-expense recognized of $0.5 million.
Research and development expense increased by $13.1 million, or 17% for the nine months ended September 30, 2025, compared to the same period in the prior year, primarily due to an increase in headcount resulting in higher stock-based compensation expense of $5.2 million and higher other personnel costs of $3.4 million, and higher engineering spend towards ongoing new product development of $4.6 million.

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
Selling, general and administrative expense increased by $5.2 million, or 21%, for the three months ended September 30, 2025, compared to the same period in the prior year, primarily due to an increase in headcount resulting in higher stock-based compensation expense of $2.5 million and higher other personnel costs of $0.7 million, higher sales commissions payouts from higher sales of $1.4 million, and higher consulting fees of $0.7 million.
Selling, general and administrative expense increased by $11.2 million, or 15%, for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to an increase in headcount resulting in higher stock-based compensation expense of $5.1 million and higher other personnel costs of $2.4 million, higher consulting fees of $2.1 million, and higher sales commissions payouts from higher sales of $1.4 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the acquisition closed during the year ended December 31, 2023, and also include changes in the fair value of the sales-based earnout liability and interest accretion related to the acquisition consideration payable.
Acquisition related costs decreased by $2.4 million, or 95%, for the three months ended September 30, 2025, primarily due to lower accretion of acquisition consideration payable and earnouts by $0.8 million and $1.5 million respectively due to lower remaining amount payable.
Acquisition related costs decreased by $5.3 million, or 60%, for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to lower accretion of acquisition consideration payable and earnouts by $2.3 million and $2.5 million respectively due to lower remaining amount payable, and a reduction in one-time acquisition costs related to the 2023 Aura transaction of $0.6 million.
We will incur incremental costs in 2025 and beyond related to the Aura transaction arising from changes in the fair value of the sales-based earnout liability and accretion of acquisition consideration payable.
Interest Income
Interest income consists primarily of interest income on short term investments.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Interest Income	$8,275	$5,499	$2,776	50%	$16,832	$17,795	$(963)	(5%)
Interest income increased by $2.8 million or 50% for the three months ended September 30, 2025, compared to the same period in the prior year due to an increase in average investment balance during the period, primarily due to funds raised through the follow-on public offering in June 2025, partially offset due to lower interest rates.
Interest income decreased by $1.0 million or 5% for the nine months ended September 30, 2025, compared to the same period in the prior year due to lower interest rates, partially offset by an increase in the average investment balance due to funds raised through the follow-on public offering in June 2025.
Other Income (Expense), net
Other income (expense), net consists primarily of foreign exchange gains and losses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Other income (expense), net	$(157)	$168	$(325)	(193%)	$53	$(248)	$301	(121%)

Other income (expense), net, decreased by $0.3 million for the three months ended September 30, 2025, compared to the same period in the prior year primarily due to net unrealized losses on foreign exchange rates from activities in our foreign subsidiaries resulting from exchange rate fluctuations.
Other income (expense), net, increased by $0.3 million for the nine months ended September 30, 2025, compared to the same periods in the prior year primarily due to net unrealized gains on foreign exchange rates from activities in our foreign subsidiaries resulting from exchange rate fluctuations.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands except percentage)				(in thousands except percentage)
Income tax expense	$(111)	$(119)	$8	(7%)	$(213)	$(114)	$(99)	87%
Liquidity and Capital Resources
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $27.1 million and $6.1 million, respectively. As of September 30, 2025 and December 31, 2024, we also held $782.5 million and $412.7 million of short-term investments, respectively, in held-to-maturity securities that consisted of treasury bills. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services or technologies in the future.
In February 2024, we entered into a Sales Agreement with Stifel, under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. During the nine months ended September 30, 2025, we sold 150,000 shares of our common stock under the Sales Agreement at a weighted average price of $203.94 per share resulting in net proceeds to us of $29.7 million, after deducting underwriting discounts and commissions and offering costs. We used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans.
On June 27, 2025, we completed a follow-on public offering, in which we issued and sold 2,012,500 shares of our common stock, resulting in net proceeds to us of $387.3 million after deducting underwriting discounts and commissions of $14.1 million and deferred offering costs of $1.1 million.
Our purchase obligations primarily include non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement, and design and simulation licenses. For information about our contractual obligations refer to "Note 5 - Leases" and "Note 9 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for the period ended September 30, 2025.
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
The table below summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$61,778	$9,698
Net cash provided by (used in) investing activities	(406,394)	73,753
Net cash provided by (used in) financing activities	365,620	(84,430)
Net increase (decrease) in cash and cash equivalents	$21,004	$(979)
Operating Activities
In the nine months ended September 30, 2025, net cash provided by operating activities of $61.8 million was primarily due to a net loss of $52.1 million, offset by non-cash expenses of $112.1 million and change in operating assets and liabilities of $1.7 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, change in fair value of sales based earnout liability, accretion of acquisition consideration payable, inventory write-down and net change in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash generated primarily due to a decrease in our accounts receivables due to timing of shipments, and increase in accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments, partially offset by an increase in inventories as we built our wafer inventory levels, and an increase in prepaid expenses and other assets due to timing of payment to vendors.
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
In the nine months ended September 30, 2025, net cash used in investing activities was $406.4 million. We paid $929.4 million to purchase short-term investments in held-to-maturity securities. We paid $39.8 million largely to purchase manufacturing equipment and intangibles to support the general business operations. These payments were offset by proceeds of $562.9 million generated from maturities of the short-term investments in held-to-maturity securities.
Financing Activities
Our financing activities have primarily consisted of proceeds from issuance of shares, payments of withholding taxes on RSUs, and payment of acquisition related consideration and earnouts. During the nine months ended September 30, 2025, we sold 150,000 shares of our common stock through Stifel under the Sales Agreement resulting in net proceeds to us of $29.7 million, after deducting underwriting discounts and commissions of $0.6 million and deferred offering costs of $0.3 million. Further, we completed a follow-on public offering on June 27, 2025, in which we issued and sold 2,012,500 shares of our common stock, resulting in net proceeds to us of $387.3 million after deducting underwriting discounts and commissions of $14.1 million and deferred offering costs of $1.1 million. We also paid tax withholdings on behalf of employees for net share settlement of $41.3 million, and paid earnouts of $9.1 million related to the Aura transaction.
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
Interest Rate Risk
We had cash and cash equivalents of $27.1 million and $6.1 million as of September 30, 2025 and December 31, 2024, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $782.5 million and $412.7 million consisting of treasury bills as of September 30, 2025 and December 31, 2024. Such interest-earning instruments carry a degree of interest rate risk. During the nine months ended September 30, 2025, we have generated $16.8 million in interest income through our investment balance.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2025, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $782.5 million, by an increase or decrease of approximately $2.3 million for the nine months ended September 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 58% and 55% of our revenue for the three months ended September 30, 2025 and 2024, respectively, and 59% and 55% of our revenue nine months ended September 30, 2025 and 2024, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 65% and 63% of our revenue for the three months ended September 30, 2025 and 2024, respectively, and 64% and 59% of our revenue nine months ended September 30, 2025 and 2024, respectively. Sales attributable to Apple Inc., our largest end customer accounted for approximately 18% and 23% of our revenue for the three months ended September 30, 2025 and 2024, respectively, and 18% and 20% of our revenue nine months ended September 30, 2025 and 2024, respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including, but not limited to, Pernas Electronics Co., Ltd., Arrow Electronics, Inc., and Quantek Technology Corporation, we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
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
Current or future tariffs or other restrictive trade measures may significantly raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.
Trade disputes, trade restrictions, tariffs and other geopolitical tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products, delay purchases, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
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
Ongoing uncertainty regarding trade policies may also further complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, and India. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 93% and 93% of our revenue for the three months ended September 30, 2025 and 2024, respectively, and 93% and 92% of our revenue nine months ended September 30, 2025 and 2024, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
Our revenue has fluctuated over time. Our revenue was $83.6 million and $57.7 million for the three months ended September 30, 2025 and 2024, respectively, and $213.4 million and $134.6 million for the nine months ended September 30, 2025 and 2024, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of September 30, 2025, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million and $0.1 million in allowance for credit losses as of September 30, 2025 and December 31, 2024, respectively. However, if our credit losses were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
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
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If a depository institution fails to return our deposits or if a depository institution is subject to other adverse conditions in the financial or credit markets, there is no guarantee that the U.S. Department of Treasury, FDIC or Federal Reserve Board will provide access to uninsured deposits, which could restrict access to our cash or cash equivalents and could adversely impact our operating liquidity, financial condition, and results of operations. As of

September 30, 2025, a majority of our cash and short-term investment balances were maintained with Wells Fargo & Co., Morgan Stanley, and U.S. Bancorp.
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
As of December 31, 2024, we had U.S. federal, state and foreign NOL carryforwards of approximately $250.7 million, $84.5 million and $2.0 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal, state, and the foreign NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards begin to expire in 2025 and the state research and development tax credit carryforwards carry forward indefinitely. These NOL and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change last occurred in 2014 and concluded that it had no impact on U.S. federal and California NOLs or on U.S. federal research and development credits. Our initial public offering in November 2019 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards. We updated the Section 382 analysis through December 31, 2024, and concluded there have not been any additional ownership changes as defined under Section 382 since the June 16, 2020 follow-on offering. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law in 2020, an NOL from a tax year beginning in 2018, 2019 or 2020 can be carried back five years and would not be subject to the 80%-of-income limitation if they are exhausted during the five-year carryback period or during 2018, 2019 or 2020. We will not carry back any NOLs as they did not have taxable income in prior years.
Risks Related to Intellectual Property
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of September 30, 2025, we had 144 issued U.S. patents, expiring generally between 2026 and 2040, and 50 pending U.S. patent applications (including 14 provisional applications). We also had 5 foreign issued patents expiring in 2036 and 12 pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology may make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
Based on the latest filings with the SEC, holders of 5% or more of our common stock and their affiliates, beneficially owned approximately 49.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2025. As a result, this group of stockholders has the ability to significantly influence us through this ownership position.
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
Item 5. Other Information.
None

Item 6. Exhibits.
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of SiTime Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 29, 2021).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

10.1	Letter Agreement dated October 16, 2025 between the Company and Ganesh Moorthy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SiTime Corporation

Date: November 5, 2025	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)