Form 10-K
period 2025-12-31
SITIME Corp
filed 2026-02-11
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the last reported sale of the common stock on June 30, 2025, on the Nasdaq Global Market, was $4,729,021,877 based on the closing price of the registrant’s common stock on such date of $213.08 per share.
The number of shares of Registrant’s Common Stock outstanding as of February 5, 2026 was 26,299,915.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

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
•our expectations regarding the effects of macroeconomic events in 2026;
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
These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.
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
•International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, result of operations and prospects;

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

PART I
Item 1. Business
Overview
The ability to accurately measure and reference time has been essential to humankind’s greatest inventions and technological advances. Timing technology has continued to evolve over centuries, underpinning broader technological evolution and is the heartbeat of digital electronic systems. Timing ensures that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as central processing units, communication and interface ICs, and radio frequency components. As electronics evolve to deliver higher performance, connectivity, and intelligence, even in increasingly challenging environments, while also being more complex and size-constrained, we believe they will require more sophisticated semiconductor-based timing solutions that cannot be developed in legacy quartz crystal-based technologies. Precision timing, a category that SiTime created ("Precision Timing") fills this need with the performance, resilience, reliability, power, size, and cost that is required by these applications.
We are a leading provider of Precision Timing solutions to the global electronics industry. Our Precision Timing products are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and accurately. We provide Precision Timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 400 applications across our target markets, including artificial intelligence ("AI") systems, datacenter, communications, enterprise, automotive, industrial, aerospace, defense, mobile, Internet of Things (“IoT”), and consumer. Our current solutions include various types of oscillators, as well as clock integrated circuits (“ICs”), resonators, and synchronization software.
We believe that the total timing market is approximately $11 billion in size and growing. Since our founding, we have focused on the high-end portion of the market, i.e. Precision Timing. Historically, our revenue has been substantially derived from sale of oscillator systems across our target end markets. In 2025, we benefitted from the strong growth in AI datacenter deployments.
Our all-silicon solutions are based on four fundamental areas of technical expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal design, advanced system-level integration, and software. This expertise, along with the knowledge of our customers' systems, gives our products a significant edge as we address customers’ complex timing problems. In this aspect, we believe we are different than quartz-based oscillator and resonator providers, who typically have expertise in designing and manufacturing resonator components, but usually outsource the analog circuit design and packaging. We also have a deep understanding of the mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize MEMS first-silicon success, we have also developed our own MEMS simulation tools. We are also different in that our MEMS resonators are made using semiconductor technology which has significant benefits in features, performance, manufacturing, and cost, while the quartz resonator and oscillator suppliers use quartz crystal material.
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
Today's newer applications are driving the need for faster connectivity and lower latency, even when the electronics is subject to non-ideal conditions. Our Precision Timing solutions are designed to be resilient to such harsh environmental stressors which provides a benefit to our customers. For example, AI Infrastructure equipment is becoming more dense, and is subject to rapid temperature changes within the system, but still needs to deliver maximum performance and reliability. In the Communications market, a 5G small cell radio mounted on a pole next to a road or rail line is subject to vibration of passing heavy trucks or trains. These conditions make our Precision Timing solutions a natural choice in such applications. Our solutions are also utilized in automotive electronics, including advanced driver assistance systems (“ADAS”) for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock, and vibration. For the aerospace and defense market, our solutions provide high reliability and lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions offer high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.
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
In December 2023, we acquired clocking products through the acquisition of certain assets and the exclusive license to certain intellectual property from Aura Semiconductor Pvt. Ltd. and certain of its affiliated entities (together, "Aura") relating to Aura's timing business and clock products that significantly expands our presence within the clocking market. Total consideration paid in the acquisition included approximately $148 million in fixed payments and up to $120 million in earnouts. With the addition of all four categories of clock products including network synchronizers, jitter cleaners, clock generators, and buffers, we now offer a comprehensive portfolio of timing solutions. By pairing the new SiTime clocking products with our MEMS oscillators and/or our resonators, we expect to be able to offer a more complete clock tree that is simpler to design with higher performance, more resilient to environmental stressors and has higher reliability.
In June 2025, we launched our suite of synchronization software, with the TimeFabric Software suite. TimeFabric combined with SiTime's oscillators and clocks, delivers up to 9X more accurate time synchronization than quartz-based solutions, enabling higher performance and utilization in AI data centers. The TimeFabric suite consists of two modules: IEEE 1588 standards-compliant synchronization software, as well as SiTime's unique innovation in software technology that extends critical holdover performance to 24 hours.
In September 2025, we announced the Titan Platform in the standalone resonator market. This platform is the result of more than two decades of innovation, significant engineering investment and six generations of MEMS technology. With Titan, we have improved resonator performance by 100x. We believe that Titan fundamentally transforms the resonator market. By eliminating the need for standalone board-level resonators, we solve a persistent challenge for customers by enabling semiconductor-level packaging and integration With Titan, our customers can design new classes of electronics that are smaller, lower power, and higher performance, setting the stage for the next wave of innovation.
On February 4, 2026, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Renesas Electronics America Inc., a California corporation (“Renesas”), pursuant to which Renesas will and will cause certain of its affiliates to sell, transfer, assign and convey to SiTime all of their right, title and interest in, to and under certain assets related to the timing business of Renesas Electronics Corporation for an aggregate purchase price of approximately $1,500.0 million in cash (“Cash Consideration”) and 4.13 million shares of our common stock (such consideration, the “Stock Consideration”), subject to certain adjustments as set forth in the Asset Purchase Agreement (the “Acquisition”). As described in greater detail in the Asset Purchase Agreement, the Stock Consideration will be determined based on the volume-weighted average price of our common stock for the period of 10 consecutive trading days ending on the third full trading day prior to the consummation of the Acquisition (the “Closing”), subject to a floor price of $308.6686 and a ceiling price of $417.6104.
The Closing is subject to the satisfaction of certain customary conditions, including the accuracy of each party’s representations and warranties as of the Closing, subject in certain instances, to certain materiality and other thresholds, the performance by each party of its obligations and covenants under the Asset Purchase Agreement in all material respects, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and the receipt of other governmental approvals in certain foreign jurisdictions.
Also on February 4, 2026, in connection with our entry into the Asset Purchase Agreement, we entered into a debt financing commitment letter (the “Commitment Letter”) with Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (collectively, “Wells Fargo”), pursuant to which Wells Fargo has committed to provide us with debt financing to fund a portion of the Cash Consideration in an aggregate principal amount of up to $900.0 million in the form of a 364-day senior secured bridge loan facility (the “Bridge Facility”), subject to customary conditions. Subject to market conditions and other factors, in lieu of all or a portion of the Bridge Facility, we may fund a portion of the Acquisition consideration through one or more bank financing or capital markets transactions. The consummation of the Acquisition is not conditioned on the availability of the Bridge Facility or any alternative financing.
SiTime is now a key provider of all differentiated products in timing - oscillators, clocks, and resonators - combined with synchronization software and deep engineering expertise in Precision Timing solutions.

We sell our products primarily through distributors, who in turn sell to our end customers. We also sell products directly to some of our end customers. We leverage our global network of distributors to address the broad set of end markets we serve. For our largest accounts, dedicated sales personnel work with the end customer to ensure that our solutions fully address the end customer’s timing needs. Our smaller customers can select the optimum timing solution for their needs by working directly with our sales personnel or distributors or by shopping on our online store, SiTimeDirect®.
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
Industry Background
Key Building Blocks of Timing Solutions
Timing solutions are comprised of three key product types: resonators, oscillators, and clock ICs. Certain high performance applications such as communications and networking equipment in AI, enterprise, 5G, and aerospace and defense, also need synchronization software.
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
In an electronic system, these three product component types may be used individually or in combination, depending on the end product’s performance, price, and size requirements. Simpler electronic systems generally require a standalone resonator coupled with a basic oscillator circuit that is embedded in a semiconductor device such as a microprocessor, system on a chip ("SoC"), or application specific integrated circuit ("ASIC"). In this type of system, multiple resonators may be used for different functionality. More complex electronic systems require advanced timing solutions that may use a variety of oscillators, clock ICs, and resonators. The complexity of these timing solutions increases significantly when the performance requirements of the systems that use them increase, such as electronic systems required to support AI datacenters or 5G communication network infrastructure. Synchronization software compliant to the IEEE 1588 standard ensures time synchronization across the network to deliver higher performance and lower latency, resulting, for example, in better utilization in AI data centers.
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
Precision MEMS Timing Solutions are Disrupting the Market
In recent years, advances in silicon-based manufacturing and packaging techniques have allowed the development of alternatives to quartz crystal technology. We believe that MEMS is an ideal technology for resonator design. Specifically, its ability to integrate with other circuits in standard semiconductor packages has made scalable standard manufacturing possible for resonators and broader timing technology. MEMS-based timing products can operate in a wide range of frequencies, are more resistant to vibration, mechanical shock, and temperature changes, and are less susceptible to frequency jumps. MEMS technology is also inherently well-suited to produce timing solutions that are small, and offer high performance, resilience and programmability. Timing solutions based on MEMS technology are manufactured using semiconductor processes in fabs with high capacity, allowing for cost-effective high-volume manufacturing.
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
Communications, Datacenter, and Enterprise
In AI datacenters, a variety of applications such as switches, network interface cards, accelerator cards, server boards, optical modules, retimers, and active electrical cables ensure very fast connectivity in and across clusters. Similar infrastructure equipment is used in core and enterprise networking. All of this equipment must provide high performance and stability in demanding environments, which may include temperature fluctuations, and vibration. For example, due to the density and large data processing within the equipment, internal temperatures elevate to levels that need cooling fans that both rapidly change ambient temperatures and cause vibration. If the timing solution within the equipment fails, data may be corrupted or networks can shut down, leading to service disruptions and higher operating costs.
Automotive, Industrial, and Aerospace and Defense
In the past few years, the automotive industry has expanded the use of electronics in vehicles for diverse purposes such as sensing, ADAS, computing, and in-vehicle infotainment. In these applications, timing technology must perform reliably over the life of an automobile in an environment characterized by vibration, mechanical shocks, electromagnetic interference, wide and rapid temperature change. We believe Precision Timing can address many of the challenges associated with this demanding automotive ecosystem.
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
•Software suite: While we do not sell our software separately, such software suite embedded within our products delivers more accurate time synchronization in networks and extends the network's ability to operate without an accurate network clock ("holdover").
We design and develop each key building block of the timing system, from MEMS resonators to oscillator circuits to clock ICs to software. Our ability to combine our MEMS resonators with analog-mixed signal components in a fabless semiconductor supply chain allows us to build full timing solutions from the ground up, enabling our customers to focus on their core expertise.
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
•Leveraged product development: Our solutions employ different combinations of MEMS and circuit components, enabling us to generate a vast number of custom part numbers, including over 40,000 unique part numbers shipped as of December 31, 2025.
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

We are well established with our core offering of oscillator products that comprise a MEMS resonator and an analog mixed-signal IC that are integrated into a package. The following table illustrates our current portfolio of products by target end market:

Products by Market

Communications, Datacenter, & Enterprise	Automotive, Industrial, & Aerospace & Defense		Mobile, IoT & Consumer

Low Jitter Oscillators	High Temp Oscillators	Clock Generators	Low Power Oscillators

DCXO In-System Programmable	Low Jitter Oscillators	Clock Buffers	μPower 32 kHz Oscillators

VCXO	DCXO In-System Programmable	Network Synchronizers/ Jitter Cleaners	μPower 32 kHz TCXO

TCXO/VCTCXO/ DCTCXO	VCXO	OCXO/DCOCXO	Low Power TCXO

OCXO/DCOCXO	Low Power Oscillators		Low Power DCXO

Network Synchronizers/ Jitter Cleaners	Spread Spectrum Oscillators		Active Resonators

Clock Generators	TCXO/VCTCXO/ DCTCXO		TCXO/VCTCXO/ DCTCXO

Clock Buffers	μPower 32 kHz Oscillators		Spread Spectrum Oscillators

Synchronization software

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
Our distributor customers, which accounted for more than 10% of our revenue in the years ended December 31, 2025, 2024, and 2023, are summarized below:

	Year Ended December 31,
	2025	2024	2023
Customer
Arrow Electronics, Inc.	26%	19%	18%
Pernas Electronics Co. Ltd.	25%	24%	20%
Quantek Technology Corporation	*	13%	13%
Sabre Technologies Pte. Ltd	*	*	10%
* Revenue from this customer was below 10%.
Other than the customers listed in the table above, no other single direct customer accounted for more than 10% of our revenue in the years ended December 31, 2025, 2024, and 2023.
Based on the sell-through information provided to us from distributors who identify end customers, we believe that the majority of our products sold to Pernas Electronics Co. Ltd ("Pernas") and Quantek Technology Corporation ("Quantek") are in turn incorporated into products of Apple Inc. (“Apple”), our largest end customer.
As a result, we believe revenue attributable to our largest end customer accounted for approximately 17%, 22%, and 21% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively.
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
We have a strategic accounts strategy executed by our direct sales force focused on design engineers, system architects and executive decision makers for the world’s leading electronics companies. These customers lead electronics innovation for their segments - from communications and datacenter equipment, to automotive, and IoT - and design in SiTime Precision Timing solutions that deliver the performance required by these devices. Beyond the well-established strategic account portfolio, we target a broad base of small to mid-size electronics original equipment manufacturers ("OEMs") and original design manufacturers that accelerate growth and market expansion for SiTime. We intend to continue to expand our sales and marketing efforts through increased collaboration with our distributors. In addition, SiTimeDirect, which is a self-service online store, supports 24/7 sales of SiTime oscillators. Our expert inside sales team supports a “self-service model” for customers. SiTime’s unique programmability combined with the convenience of an online store, with rapid configuration and fulfillment, makes SiTimeDirect a unique approach in the semiconductor industry for Precision Timing solutions.
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
•Fabrication. We currently utilize a range of semiconductor process generations to develop and manufacture our products. We use Robert Bosch LLC (“Bosch”) in Germany, Taiwan Semiconductor Manufacturing Company (“TSMC”) and United Microelectronics Corporation ("UMC") in Taiwan, and Teledyne Digital Imaging Inc. ("Teledyne") in Canada as our primary foundries and suppliers for our MEMS timing devices and analog mixed-signal circuit ICs.
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
We have assembled a core team of experienced engineers and systems designers who conduct research and development activities in the United States, the Netherlands, Malaysia, Finland, Japan, Taiwan, Ukraine, and India. As of December 31, 2025, we had 239 full-time equivalent employees supporting research and development efforts worldwide.
Intellectual Property
We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how. As of December 31, 2025, we had 147 issued U.S. patents, expiring generally between 2026 and 2043, and 50 pending U.S. patent applications (including 10 provisional applications). We also had five foreign issued patents expiring in 2036 and twelve pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems.
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
Competition
The global semiconductor market in general, and the timing market in particular, is highly competitive. We expect competition to increase and intensify as additional companies enter our markets and as internal resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins, and loss of market share, any of which could harm our business, financial condition, and results of operations.
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
As of December 31, 2025, we had 441 full-time equivalent employees located in locations including the United States, France, Malaysia, the Netherlands, Taiwan, Japan, Finland, Ukraine, Germany, South Korea, India, and Singapore, including 239 in research and development, 162 in sales, general, and administrative, and 40 in operations. We consider relations with our employees to be good and have never experienced a work stoppage.
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
We are a global company and therefore our business, results of operations, and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as rising inflation, recession, equity market volatility, geopolitical tensions, war, declines in income or asset values, decreased spending, changes to fuel and other energy costs, public health crises, supply chain disruptions, ongoing changes to U.S. trade policies and uncertainty related thereto and responses by foreign governments to such policies, and global banking concerns have caused economic volatility, which has and may continue to harm our business, financial condition, and results of operations, and may cause an extended downturn in the worldwide economy, which would further harm our business, financial condition and results of operations. Tariffs and escalations of trade tensions between the U.S. and its trading partners may result in long-term changes to global trade. Economic volatility and adverse economic conditions have affected and may continue to affect the demand for our products and our customers’ products. Reduced demand for our customers’ products may lead to a buildup of inventory at many of our customers, including distributors, and their affiliates, partners, and contract manufacturers, which may adversely affect demand for our products. Reduced demand for our products could result in significant decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand, such as the current supply constraints related to the memory hardware. From time to time, these factors, together with changes in macroeconomic conditions, can cause significant upturns and downturns in the semiconductor industry, and in our business. Downturns in the semiconductor industry have been characterized by diminished product demand, production overcapacity, high inventory levels for us and our customers, and erosion of average selling prices. For example, in 2023 we experienced, and we may in the future experience, customer inventory adjustments that may adversely affect our results of operations. Any downturns in the semiconductor industry could harm our business, financial condition, and results of operations. Any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. To support our current growth plans, we are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. We cannot predict the duration or timing of any downturn or upturn in the semiconductor industry.
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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 59%, 56%, and 51% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 65%, 59%, and 49% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Sales attributable to Apple, our largest end customer accounted for approximately 17%, 22%, and 21% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We anticipate revenue attributable to this end customer will fluctuate from period to period. Although we sell our products to this end customer through distributors on a purchase order basis, including, but not limited to, Pernas, and Quantek, we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
We believe our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to a limited number of customers and end customers. If we are unable to expand or further diversify our customer base, it could harm our business, financial condition, and results of operations.
If our end customers were to choose to work with other manufacturers or our relationships with our end customers are disrupted for any reason, it could have a significant negative impact on our business. Any reduction in sales attributable to our larger customers and end customers, including our largest end customer, would have a significant and disproportionate impact on our business, financial condition, and results of operations. Geopolitical tensions are leading to an increasing trend of customers seeking domestically produced products or reducing the dependence upon, or use of, products from certain countries, which could limit our ability to make sales to these customers.
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
We sell our products primarily through distributors, usually with no long-term or minimum purchase commitments from them or their end customers. Substantially all of our sales to date have been made on a purchase order basis, which orders may be cancelled, changed, or rescheduled with little or no notice or penalty. As a result, our revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of our customers, including our larger customers. In the future, our distributors or their end customers may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited or no notice, or may decide not to continue to purchase our Precision Timing solutions at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition, and results of operations. Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, forecasts provided by customers, end customers, or their affiliates or contract manufacturers may change or may later prove to have been inaccurate which could make demand for our products difficult for us to predict and could expose us to the risks of inventory shortages or excess inventory and materially harm our results of operations. As we do not intend to acquire inventory to pre-build custom products, we may not be able to fulfill increased demand in the short term. Any of the foregoing events could materially and adversely affect our business, financial condition, and results of operations.
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
We operate an outsourced manufacturing business model. As a result, we rely on third parties primarily located outside the U.S. for all of our manufacturing operations, including wafer fabrication, assembly, packaging, and testing. Adverse relations between the U.S. and any country supplying our materials could impact timely availability of our inventory. Although we use multiple third-party supplier sources, we depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost, and manufacturing quality. The manufacturing processes of our third-party suppliers for our products require specialized technology that requires certain raw and engineered materials. Many major components, product equipment items, engineered materials, and raw materials, which are procured or subcontracted by our third-party suppliers for manufacturing of our products are procured or subcontracted on a single or sole-source basis. Except for our agreement with Bosch for MEMS wafers, we do not have any long-term supply agreements with any of our other manufacturing suppliers. These third-party manufacturers often serve customers that are larger than us or require a greater portion of their services, which may decrease our relative importance and negotiating leverage with these third parties.
Many of our products are manufactured by using older semiconductor manufacturing process technologies. The semiconductor industry is characterized by rapid technological change, with many foundries transitioning their production capacity to smaller, more advanced process nodes. The phasing out of production lines for older nodes may create supply chain vulnerability due to potential obsolescence and limited sourcing options.
If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. The initial term of this supply agreement is through February 2027 and renews automatically. We currently rely primarily on Bosch and Teledyne Digital Imaging Inc. ("Teledyne") for our MEMS fabrication, and primarily on TSMC and UMC for our analog circuits fabrication, and any disruption in the supply of wafers or any increases in the wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. In the past, we have been impacted by a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, and affecting outsourced semiconductor assembly and test providers (“OSATs”), which limited our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.
To ensure continued wafer supply, we may be required to establish alternative wafer supply sources, which could require significant expenditures and limit our negotiating leverage. We currently rely on Bosch, TSMC, UMC, and Teledyne as our primary foundries and suppliers for our MEMS timing devices and analog circuits, and only a few foundry vendors have the capability to manufacture our most advanced solutions, in particular with respect to our MEMS technology. If we engage alternative supply sources, we may incur additional costs and encounter difficulties and/or delays in qualifying the supply sources. For example, we had a license agreement with Bosch under which Bosch granted us a license to use certain patents. Under this agreement, we were required to pay a royalty fee to Bosch if we engaged third parties to manufacture, or if we decided to manufacture ourselves, certain generations of our MEMS wafers until March 31, 2024. In addition, shipments could be significantly delayed while these sources are qualified for volume production. If we are unable to maintain our relationship with Bosch, TSMC, UMC, or Teledyne, our ability to produce high-quality products could suffer, which in turn could harm our business, financial condition, and results of operations.
We currently primarily rely on ASE, Carsem, and UTAC for assembly and testing, as well as Daishinku, UTAC, Hana Semiconductor (Ayutthaya) Co., Ltd, and ASE for ceramic packaging for some of our products. We enter into capacity agreements with certain of our OSATs from time to time which may adversely impact our gross margins and results of operations if we do not purchase required minimum quantities.
Certain of our manufacturing, packaging, assembly, and testing facilities are located outside of the United States, including Malaysia, Taiwan, Thailand, and Singapore, where we are subject to increased risk of political and economic instability, difficulties in managing operations, difficulties in enforcing contracts and our intellectual property, severe weather, and employment and labor difficulties. Additionally, public health crises, such as an outbreak of contagious diseases, may affect the production capabilities of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or work-from-home orders. Restrictions like these could limit our suppliers’ ability to operate their manufacturing facilities.
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
Substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Laws and regulations regarding tariffs and trade policies are continuously and rapidly evolving, and the scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting. As a result, these laws and regulations may be interpreted and applied in a manner inconsistent with our practices or policies and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our practices, which could adversely affect our business and operating results. Complying with such laws and regulations may be time-consuming and require additional resources, and could therefore adversely affect our business and results of operations.
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
While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
A significant portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, and India. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 93%, 92%, and 86% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC and UMC in Taiwan for the fabrication of our analog circuits and have engineering personnel in Taiwan and sales force personnel in China. If political tensions between China and Taiwan were to increase further, it could disrupt our business and adversely affect our financial condition and results of operations. In addition, given the ongoing political and military conflict in Russia and Ukraine, if the relationship between Russia and the United States worsens further, or we are restricted or precluded from continuing our operations in Ukraine, it could disrupt our business, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed.
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
Our target markets include the communications, datacenter, and enterprise, automotive, industrial, aerospace, defense, and mobile, IoT, and consumer markets. Substantially all of our revenue to date has been attributable to sales of MEMS oscillators. We have expanded our products to include clock IC and timing synchronization solutions. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target customer markets do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.
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
Our revenue has fluctuated over time. Our revenue was $326.7 million, $202.7 million, and $144.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.
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
We provide a limited lifetime warranty on our products and generally agree to indemnify our customers for defects in our products or failure of our products to meet our product specifications. Defects in our products could make our products unsafe and create a risk of property damage or personal injury. These risks may increase where our products are incorporated into specialized end products in industries such as automotive, aerospace, defense, and medical device. We may be subject to warranty or product liability claims. These claims may require us to make significant expenditures to defend those claims, replace our solutions, refund payments, or pay damage awards. This risk is exacerbated by the lifetime warranty of our products, which exposes us to warranty claims for the entire product lifecycle.
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
We operate in industries characterized by rapidly changing and evolving technologies such as AI, as well as technological obsolescence. The introduction of new products by our competitors, the delay or cancellation of any of our customers’ product offerings for which our Precision Timing solutions are designed, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products uncompetitive, obsolete, and otherwise unmarketable. Our failure to anticipate or develop new or enhanced products or technologies in a timely manner in response to changing market demand, whether due to technological shifts or otherwise, could result in the loss of customers and decreased revenue and have an adverse effect on our business, financial condition, and results of operations.
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
The global semiconductor market in general, and the timing market in particular, is highly competitive. We expect competition to increase and intensify as additional companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, financial condition, and results of operations. In addition, companies that we compete with may implement AI strategies for products and services. As a result, they may be more successful in their AI strategy and develop superior products and services with the aid of AI. Our competitors range from large, international companies offering a wide range of timing products to smaller companies, including start-ups, specializing in narrow market verticals. Companies that we primarily compete with include, but are not limited to, Abracon LLC, Daishinku Corp., Diodes Incorporated, Kyocera Corporation, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nihon Dempa Kogyo Co., Ltd., Rakon Limited, Renesas Electronics Corporation, Seiko Epson Corporation, Skyworks Solutions, Inc., Texas Instruments Incorporated, and TXC Corporation. We expect competition in our current markets to increase in the future as existing competitors improve or expand their technology and product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.
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
We have in the past, and may in the future, seek to acquire other businesses, products, or technologies. For example, in December 2023, we closed the acquisition of certain assets and an exclusive license to certain intellectual property of Aura. Also, on February 4, 2026, we entered into the Asset Purchase Agreement with Renesas, pursuant to which Renesas will and will cause certain of its affiliates to sell, transfer, assign and convey to SiTime all of their right, title and interest in, to and under certain assets related to the timing business of Renesas Electronics Corporation. Additionally, until the transactions contemplated by the Asset Purchase Agreement are consummated, we are subject to certain restrictions that may limit our ability to pursue other acquisitions. If the transactions contemplated by the Asset Purchase Agreement are delayed or ultimately not completed, we may lose the opportunity to pursue alternative transactions or strategic initiatives that could have enhanced stockholder value. Our ability to make such acquisitions and successfully integrate personnel, technologies, or operations of these acquired businesses is unproven. If we complete acquisitions, we may not achieve the combined revenue, cost synergies, or other benefits from the acquisition that we anticipate, strengthen our competitive position, or achieve our other strategic goals in a timely manner, or at all, and these acquisitions may be viewed negatively by our customers, financial markets, or investors. In addition, any acquisitions we make may create difficulties in integrating personnel, technologies, and operations from the acquired businesses and in retaining and motivating key personnel. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, cause us to forgo other potential transactions or internal projects, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, and results of operations. Acquisitions may also reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities, or the incurrence of debt, any of which could harm our business, financial condition, and results of operations. Further, acquisitions may result in charges such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill, as well as contingent liabilities, adverse tax consequences, additional share-based compensation expense, and other charges that could adversely affect our results of operations.
These transactions, including the Acquisition, or parts of any such transactions, may fail to be completed due to factors such as: failure to obtain regulatory or other required approvals, disputes or litigation, or difficulties obtaining financing for the transaction. Even if we fail to complete an acquisition, we may have incurred significant expenses in connection with such transaction and the failure to complete a pending acquisition may result in negative publicity and a negative perception of us among the investment community.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of December 31, 2025, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million in allowance for credit losses as of December 31, 2025 and December 31, 2024. However, if our credit losses, were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.
We may need to raise additional funds in the future. For example, on February 4, 2026, in connection with the Acquisition, we entered into the Commitment Letter with Wells Fargo pursuant to which Wells Fargo has committed to provide us with debt financing to fund a portion of the Cash Consideration in the form of the Bridge Facility. These required or additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, stockholders may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations or limit our production activities, and we may not be able to expand our business, develop or enhance our solutions, take advantage of business opportunities, or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our products.
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
We may seek, or be required to seek, debt financing. For example, on February 4, 2026, in connection with the Acquisition, we entered into the Commitment Letter with Wells Fargo, pursuant to which Wells Fargo has committed to provide us with debt financing to fund a portion of the Cash Consideration in the form of the Bridge Facility. These required financing may not be available on terms acceptable to us, or at all. The terms of any financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If financing is not available when required or is not available on acceptable terms, it could harm our liquidity position and we may have to scale back our operations or limit our production activities, which in turn would harm our business, operating results, and financial condition.
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
We rely on our information technology systems, and those of our vendors, suppliers, and customers, including hardware, software, cloud services, infrastructure, networks, and systems, for the effective operation of our business and for secure maintenance and storage of confidential data relating to our business. We also utilize AI tools for process automation and other efficiencies. The use of AI may increase vulnerability to cybersecurity risks, including through unauthorized use or misuse of AI tools or the introduction of malicious code incorporated into AI generated code. AI may also be used for certain cybersecurity attacks. Additionally, in the ordinary course of business we collect and store sensitive data, including intellectual property and proprietary business information as well as personal information of our customers and employees, in data centers and on information technology systems, including systems that may be controlled or maintained by third parties. The secure operation of these information technology systems, and the processing and maintenance of the information processed by these systems, is critical to our business operations. While we and others have implemented various controls and defenses, cybersecurity attacks and threats have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Notwithstanding defensive measures, experienced programmers, hackers, state actors, or others may be able to penetrate our security controls, or those of our vendors, suppliers, or customers, through attacks such as, but not limited to, phishing or other forms of social engineering, impersonating authorized users, ransomware, spyware, viruses, worms and other malicious software programs, software supply chain attacks, exploitation of compromised commercial software, bugs and other security weaknesses and vulnerabilities, and covert introduction of malware to computers and networks. Any attack on the information technology systems of us or one of our vendors, suppliers, or customers may be difficult to detect, designed to remain dormant until a triggering event, or may continue undetected for an extended period of time. In addition, our information technology systems and those of our vendors, suppliers, and customers may be vulnerable to damage, disruptions, or shutdowns due to errors, negligence or malfeasance by employees, contractors, or others who have access to these systems.
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
Our information technology systems and operations could be damaged or interrupted due to events such as natural or human-caused disasters, extreme weather, geopolitical events and security issues, computer viruses, cybersecurity incidents, telecommunication failures, and similar events, which could adversely affect our business, financial condition, and results of operations. In addition, our information technology systems may not support new business models and applications, including with respect to AI, and significant investments may be required in order to upgrade such systems. Our systems are not fully redundant and depending on the severity of the damage or interruption, our disaster recovery plans may be inadequate or ineffective. These events could also damage our reputation, and result in increased costs or loss of sales.
We may not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.
As of December 31, 2025, we had U.S. federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $344.3 million, $85.1 million and $0.2 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal, state, and the foreign NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards began to expire in 2025, and the state research and development tax credit carryforwards carry forward indefinitely. These NOL and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change last occurred in 2014 and concluded that it had no impact on U.S. federal and California NOLs or on U.S. federal research and development credits. Our initial public offering in November 2019 and our follow-on offering on June 27, 2025 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards. We updated the Section 382 analysis through December 31, 2025 and concluded there have not been any additional ownership changes as defined under Section 382 since the June 16, 2020 follow-on offering. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law in 2020, an NOL from a tax year beginning in 2018, 2019 or 2020 can be carried back five years and would not be subject to the 80%-of-income limitation if they are exhausted during the five-year carryback period or during 2018, 2019 or 2020. We will not carry back any NOLs as they did not have taxable income in prior years.
Risks Related to Intellectual Property
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of December 31, 2025, we had 147 issued U.S. patents, expiring generally between 2026 and 2043 and 50 pending U.S. patent applications (including 10 provisional applications). We also had five foreign issued patents expiring in 2036 and twelve pending foreign patent applications. Our issued patents and pending patent applications generally relate to our

MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology may make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
The legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and evolving. We cannot assure you that others will not develop or patent similar or superior technologies or solutions, or that our patents, trademarks, and other intellectual property will not be challenged, invalidated, or circumvented by others.
We also have a license to certain patents from Bosch relating to the design and manufacture of MEMS-based timing applications. The patent rights obtained under the license agreement expire between 2026 and 2029, and the license agreement expires upon expiration of the last patent licensed under the agreement. We do not believe there will be any significant impact upon expiration of these patents.
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
Based on the latest filings with the SEC, holders of 5% or more of our common stock and their affiliates, beneficially owned approximately 45.1% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2025. As a result, this group of stockholders has the ability to significantly influence us through this ownership position.
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
Our management team, including our Chief Digital Officer and the leaders responsible for information security, are responsible for day-to-day implementation, assessment, and management of our cybersecurity risk assessment and management processes. The IT management team has primary responsibility for our overall cybersecurity risk management program, including monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents, and works in partnership with our other business leaders, including our Chief Legal Officer. Our IT management team supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our Executive Vice President and Chief Digital Officer has deep experience in driving digital transformation and leading enterprise-wide cybersecurity and technology initiatives.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to a team of business leaders, including, but not limited to, our Chief Legal Officer, Executive Vice President and Chief Financial Officer, Executive Vice President of Engineering and Operations, and our Executive Vice President and Chief Digital Officer. This team of business leaders works with our incident response team to help determine the severity of the impact of a cybersecurity incident, as well as to help mitigate and remediate cybersecurity incidents of which they are notified.
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
As of February 5, 2026, there were 33 holders of record (not including beneficial holders of stock held in street names) of our common stock.
Dividend Policy
We have never paid any cash dividends on our common stock. Our Board currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board.
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
The following line graph compares the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and Philadelphia Semiconductor Index for the five years ending on December 31, 2025. The graph assumes that $100 was invested on January 1, 2021 in our common stock and in each of the Nasdaq 100 Index and Philadelphia Semiconductor Index. Our common stock is a component of each of the presented indices. Total return assumes reinvestment of dividends in each of the indices indicated. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
Value of Investment made
320
280
240
200
160
120
80
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
SiTime Corporation
Nasdaq composite index
Philadelphia Semiconductor index

Company Name/Index	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
SiTime Corporation	100.00	261.36	90.79	109.07	191.66	315.55
Nasdaq composite index	100.00	121.39	81.21	116.47	149.83	180.33
Philadelphia Semiconductor index	100.00	141.16	90.58	149.36	178.14	253.38

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
Overview
The ability to accurately measure and reference time has been essential to humankind’s greatest inventions and technological advances. Timing technology has continued to evolve over centuries, underpinning broader technological evolution and is the heartbeat of digital electronic systems. Timing ensures that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as central processing units, communication and interface ICs, and radio frequency components. As electronics evolve to deliver higher performance, connectivity, and intelligence, even in increasingly challenging environments, while also being more complex and size-constrained, we believe they will require more sophisticated semiconductor-based timing solutions that cannot be developed in legacy quartz crystal-based technologies. Precision timing, a category that SiTime created ("Precision Timing") fills this need with the performance, resilience, reliability, power, size, and cost that is required by these applications.
We are a leading provider of Precision Timing solutions to the global electronics industry. Our Precision Timing products are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and accurately. We provide Precision Timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 400 applications across our target markets, including artificial intelligence ("AI") systems, datacenter, communications, enterprise, automotive, industrial, aerospace, defense, mobile, Internet of Things (“IoT”), and consumer. Our current solutions include various types of oscillators, as well as clock integrated circuits (“ICs”), resonators, and synchronization software.
We believe that the total timing market is approximately $11 billion in size and growing. Since our founding, we have focused on the high-end portion of the market, i.e. Precision Timing. Historically, our revenue has been substantially derived from sale of oscillator systems across our target end markets. In 2025, we have benefitted from the strong growth in AI datacenter deployments.
Our all-silicon solutions are based on four fundamental areas of technical expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal design, advanced system-level integration, and software. This expertise, along with the knowledge of our customers' systems, gives our products a significant edge as we address customers’ complex timing problems. In this aspect, we believe we are different than quartz-based oscillator and resonator providers, who typically have expertise in designing and manufacturing resonator components, but usually outsource the analog circuit design and packaging. We also have a deep understanding of the mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize MEMS first-silicon success, we have also developed our own MEMS simulation tools. We are also different in that our MEMS resonators are made using semiconductor technology which has significant benefits in features, performance, manufacturing, and cost, while the quartz resonator and oscillator suppliers use quartz crystal material.
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
Today's newer applications are driving the need for faster connectivity and lower latency, even when the electronics is subject to non-ideal conditions. Our Precision Timing solutions are designed to be resilient to such harsh environmental stressors which provides a benefit to our customers. For example, Artificial Intelligence ("AI") Infrastructure equipment is becoming more dense, and is subject to rapid temperature changes within the system, but still needs to deliver maximum performance and reliability. In the communications market, a 5G small cell radio mounted on a pole next to a road or rail line is subject to vibration of passing heavy trucks or trains. These conditions make our Precision Timing solutions a natural choice in such applications. Our solutions are also utilized in automotive electronics, including advanced driver assistance systems (“ADAS”) for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock, and vibration. For the aerospace and defense market, our solutions provide high reliability and lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions offer high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.
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
SiTime is now a key provider of all differentiated products in timing - oscillators, clocks, and resonators combined synchronization software and deep engineering expertise in Precision Timing solutions.
We sell our products primarily through distributors, who in turn sell to our end customers. We also sell products directly to some of our end customers. We leverage our global network of distributors to address the broad set of end markets we serve. For our largest accounts, dedicated sales personnel work with the end customer to ensure that our solutions fully address the end customer’s timing needs. Our smaller customers can select the optimum timing solution for their needs by working directly with our sales personnel or distributors or by shopping on our online store, SiTimeDirect.
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
Design Wins with New and Existing Customers
Our solutions enable our customers to differentiate their product offerings and position themselves to gain market share. We work closely with our customers to understand their product roadmaps and strategies. Our end customers continuously develop new products in existing and new application areas. We also consider design wins critical to our future success and anticipate being increasingly dependent on revenue from new design wins for our new higher-end products which have higher ASPs. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp of volume production of the customer’s products into which our product is designed could adversely affect our business.
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
Cyclical Nature of the Semiconductor Industry
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in macroeconomic conditions, can cause significant upturns and downturns in the semiconductor industry, and in our business. Downturns in the semiconductor industry have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of ASPs. Any prolonged or significant downturn in the semiconductor industry generally could adversely affect our business and reduce demand for our products and otherwise harm our business, financial condition and results of operations. Any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. To support our current growth plans, we are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. We cannot predict the duration or timing of any downturn or upturn in the semiconductor industry.

Results of Operations
The following table summarizes our results of operations for the periods presented.

	Year Ended December 31,			Change 2025 vs 2024
	2025	2024	2023	$	%

	(in thousands, except percentage)
Revenue	$326,660	$202,697	$143,993	$123,963	61%
Cost of revenue	151,674	98,203	61,905	53,471	54%
Gross profit	174,986	104,494	82,088	70,492	67%
Operating expenses:
Research and development	118,893	106,855	97,589	12,038	11%
Selling, general and administrative	116,504	102,157	83,971	14,347	14%
Acquisition related costs	6,567	10,722	7,728	(4,155)	(39%)
Total operating expenses	241,964	219,734	189,288	22,230	10%
Loss from operations	(66,978)	(115,240)	(107,200)	48,262	(42%)
Interest income	24,830	22,883	26,958	1,947	9%
Other expense, net	(157)	(758)	(141)	601	(79%)
Loss before income taxes	(42,305)	(93,115)	(80,383)	50,810	(55%)
Income tax expense	(598)	(486)	(152)	(112)	23%
Net loss attributable to common stockholders and comprehensive loss	$(42,903)	$(93,601)	$(80,535)	$50,698	(54%)
A discussion of changes in our results of operations from fiscal 2023 to fiscal 2024 has been omitted from this Annual Report on Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal 2024 filed with the SEC on February 14, 2025.
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

	Year Ended December 31,			Change 2025 vs 2024
	2025	2024	2023	$	%

	(in thousands except percentage)
Revenue	$326,660	$202,697	$143,993	$123,963	61%
Revenue increased by $124.0 million, or 61%, for 2025 compared to 2024 primarily driven by demand for our products in AI and datacenter applications. The revenue growth was related to an increase in ASPs of our products due to change in mix of the products we shipped as well as a 14% increase in unit shipment volume.
Our top ten direct customers, including distributors, accounted for approximately 85%, 84% and 82% of net revenues in 2025, 2024, and 2023, respectively. Two customers in 2025, three customers in 2024 and four customers in 2023, which are distributors of our products, accounted for more than 10% of our net revenues. International sales, identified based upon the ship-to location of the customers who purchased the Company’s products, represented approximately 93%, 92%, and 86% of net revenues in 2025, 2024, and 2023, respectively.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists of wafers acquired from third-party foundries, assembly, packaging, and test cost of our products paid to third-party contract manufacturers, amortization of acquired intangibles, and personnel and other costs associated with our manufacturing operations. Cost of revenue also includes depreciation of production equipment, inventory write-downs, shipping and handling costs, and allocation of overhead and facility costs. We also include credits for rebates received from third-party contract manufacturers in cost of revenue.

	Year Ended December 31,			Change 2025 vs 2024
	2025	2024	2023	$	%

	(in thousands except percentage)
Cost of Revenue	$151,674	$98,203	$61,905	$53,471	54%
Gross Profit	174,986	104,494	82,088	70,492	67%
Gross Margin	54%	52%	57%
Gross profit increased by $70.5 million in the year ended December 31, 2025 compared to the same period in 2024. Gross profit increased $90.3 million mainly from higher revenue. This increase was partially offset by higher other manufacturing and overhead costs of $14.8 million, which primarily consists of depreciation and amortization, freight and inventory reserves, higher amortization from acquired intangibles of $3.5 million, and higher stock-based compensation costs of $1.5 million.
Gross margin was higher by 2% in the year ended December 31, 2025 compared to the same period in 2024. The gross margins increased by 1% primarily due to a change in the mix of products shipped, and due to improvement of overhead costs as a percentage of revenue by 1% as a result of higher volumes achieved in 2025.
Gross margin may fluctuate from time to time due to a variety of factors. For additional discussion please see Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K, especially the risk factor titled “Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition.”
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

	Year Ended December 31,			Change 2025 vs 2024
	2025	2024	2023	$	%

	(in thousands except percentage)
Operating Expenses:
Research and development	$118,893	$106,855	$97,589	$12,038	11%
Selling, general and administrative	116,504	102,157	83,971	14,347	14%
Acquisition related costs	6,567	10,722	7,728	(4,154)	(39)%
Total operating expenses	$241,964	$219,734	$189,288	$22,231	10%
Research and Development
Our research and development efforts are focused on the design and development of Precision Timing solutions. Our research and development expense consists primarily of personnel costs, pre-production engineering mask costs, software license expenses, intellectual property expenses, design tools and prototype-related expenses, facility costs, supplies, professional and consulting fees, and allocated overhead costs, which may be offset by non-recurring engineering reimbursements provided by third parties recorded in certain periods. There is no assurance that we will have non-recurring engineering reimbursements provided by third parties from period to period. We expense research and development costs as incurred. We believe that continued investment in our products is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase in absolute dollars. However, we expect our research and development expense to fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
Research and development expense increased by $12.0 million, or 11%, for the year ended December 31, 2025 compared to the same period in 2024, primarily due to an increase in stock-based compensation costs of $4.6 million, higher personnel costs of $4.5 million due to increase in headcount, higher engineering spend towards ongoing new product development of $3.4 million, offset by an increase in non-recurring engineering reimbursements provided by third parties recognized of $0.5 million.
There is no guarantee we will enter into a non-recurring engineering arrangement or recognize such reimbursements in any future period. Based on our current contracts, we expect the non-recurring engineering reimbursements to decline in future periods.
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
Selling, general and administrative expense increased by $14.3 million, or 14%, for the year ended December 31, 2025 compared to the same period in 2024, primarily due to higher stock-based compensation expense of $4.9 million, higher consulting costs of $2.9 million, higher personnel costs of $3.0 million related to increased headcount, higher sales commission payouts of $2.7 million due to higher sales, and higher travel costs of $0.5 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the acquisition closed during the year ended December 31, 2023 and changes in the fair value of the sales-based earnout liability and interest accretion related to the acquisition consideration payable. Acquisition related costs decreased by $4.2 million, or 39%, for the year ended December 31, 2025, primarily due to lower accretion of acquisition consideration payable of $3.1 million as the liability was fully paid during the year, and lower accretion of the fair value of sales-based earnout liability of $2.0 million due to lower interest rates and payment, offset by an increase in one-time acquisition costs of $0.9 million. We will continue to incur incremental costs beyond 2025 related to the Aura transaction arising from changes in the fair value of the sales-based earnout liability.
Interest Income and Other Expense, net
Interest income and other expense consists primarily of interest income on our cash balances, and foreign exchange gains and losses.

	Year Ended December 31,			Change 2025 vs 2024
	2025	2024	2023	$	%

	(in thousands except percentage)
Interest income	$24,830	$22,883	$26,958	$1,947	9%
Other expense, net	(157)	(758)	(141)	601	(79%)
Total interest income and other expense, net	$24,673	$22,125	$26,817	$2,548	12%
Interest income and other expense, net increased $2.5 million for the year ended December 31, 2025 compared to the same period in 2024 due to increase in average investment balance during the period, primarily due to funds raised through the follow-on public offering in June 2025, partially offset by lower interest rates.
Income Tax Expense
Income tax expense consists primarily of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The income tax expense in foreign jurisdictions was higher due to increased operational activities in our foreign entities. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax asset is uncertain, including net operating losses ("NOL") carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not. At December 31, 2025 and 2024, we had federal NOL carryforwards of approximately $344.3 million and $250.7 million, respectively, state NOL carryforwards of approximately $85.1 million and $84.5 million, respectively, and foreign NOL carryforwards of approximately $0.2 million and $2.0 million, respectively. These federal, state, and foreign NOL carryforwards will expire beginning in 2028. At December 31, 2025 and 2024, we had research and development tax credit carryforwards of approximately $3.9 million and $3.9 million, respectively for U.S. federal income tax purposes and $3.6 million and $3.6 million, respectively for state income tax purposes. The research and development credit carryforwards for federal tax purposes began to expire in 2025, and state tax credits carry forward indefinitely.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Company has evaluated the impact of the Act and determined that, due to its full valuation allowance, full-year taxable loss position, absence of Foreign-Derived Intangible Income and Global Intangible Low-Taxed Income, limitations under IRC Section 163(j), and the availability of pre-2017 net operating loss carryforwards, the Act does not have a material impact on the Company’s effective tax rate for the year.

	Year Ended December 31,			Change 2025 vs 2024
	2025	2024	2023	$	%

	(in thousands except percentage)
Income tax expense	$(598)	$(486)	$(152)	$(112)	23%
Liquidity and Capital Resources
As of December 31, 2025 and 2024 we held short-term investments in held-to-maturity securities of $791.6 million and $412.7 million, respectively, which consisted of Treasury Bills. As of December 31, 2025 and 2024, we also had cash and cash equivalents of $16.8 million and $6.1 million, respectively. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services, or technologies in the future.
In February 2024, we entered into a Sales Agreement ("Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. The Company used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. During the year ended December 31, 2025, we sold 263,400 shares of our common stock under the Sales Agreement at a weighted average price of $251.26 per share resulting in net proceeds to us of $64.3 million, after deducting underwriting discounts and commissions and offering costs.
On June 27, 2025, we completed a follow-on public offering, in which we issued and sold 2,012,500 shares of our common stock, resulting in net proceeds to us of $387.3 million after deducting underwriting discounts and commissions of $14.1 million and deferred offering costs of $1.1 million.
Also on February 4, 2026, in connection with our entry into the Asset Purchase Agreement, we entered into the Commitment Letter with Wells Fargo, pursuant to which Wells Fargo has committed to provide us with debt financing to fund a portion of the Cash Consideration in an aggregate principal amount of up to $900.0 million in the form of the Bridge Facility. Subject to market conditions and other factors, in lieu of all or a portion of the Bridge Facility, we may fund a portion of the Acquisition consideration through one or more bank financing or capital markets transactions.
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
We believe that our existing cash and cash equivalents and our short-term investments, along with the funds we may plan to raise for our Asset Purchase Agreement, will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, costs to acquire or invest in complementary businesses and technologies, payment obligations associated with our completed acquisitions based on achievement of certain milestones, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot provide any assurance that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$87,154	$23,190	$8,056
Net cash (used in) provided by investing activities	(427,866)	64,759	(36,660)
Net cash provided by (used in) financing activities	351,365	(91,311)	3,469
Net increase (decrease) in cash and cash equivalents	$10,653	$(3,362)	$(25,135)
Operating Activities
In 2025, net cash provided by operating activities of $87.2 million was primarily due to net loss of $42.9 million and a change in operating assets and liabilities of $21.8 million, offset by non-cash expenses of $151.9 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, change in fair value of sales based earnout liability and acquisition consideration payable, inventory write-downs and net changes in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash used for operations primarily due to higher accounts receivable due to timing of shipments, increase in inventories as we managed our inventory levels, higher prepaid expenses and other assets, and lower accounts payable due to timing of payments, partially offset by higher accrued expenses and other liabilities.
In 2024, net cash provided by operating activities of $23.2 million was primarily due to net loss of $93.6 million and a change in operating assets and liabilities of $25.0 million, offset by non-cash expenses of $141.8 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, change in fair value of sales based earnout liability and acquisition consideration payable, inventory write-downs and net changes in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash used for operations primarily due to higher accounts receivable due to timing of shipments, increase in inventories due to timing of shipments, higher prepaid expenses and other assets, partially offset by lower accrued expenses and other liabilities and lower accounts payable due to timing of payments.
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
In 2025, cash used in investing activities was $427.9 million. We received proceeds from the maturity of held to maturity investments of $993.4 million. This was partially offset by purchases of $1,368.8 million of short-term investments in held-to-maturity securities, $52.0 million largely to purchase test and other manufacturing equipment to support our operations and other property and equipment for general business purposes, and $0.4 million to purchase intangible assets in software licenses.
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
Financing Activities
Our financing activities have primarily consisted of proceeds from issuance of shares, payment of withholding of taxes on RSUs and payment of acquisition related consideration and earnouts.

During the year ended December 31, 2025, we sold 263,400 shares of our common stock under the Sales Agreement resulting in net proceeds to us of $64.3 million, after deducting underwriting discounts and commissions of $1.3 million and offering costs of $0.6 million. The net proceeds from the Sales Agreement were offset by tax withholdings paid on behalf of employees for net share settlement of $54.6 million, payment towards the Aura transaction of $32.7 million and related payment of earnouts of $12.9 million.
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
Revenue Recognition
We derive our revenue from product sales primarily to distributors, who are our customers. We recognize product revenue, at a point in time, upon shipment when we satisfy our performance obligations as evidenced by the transfer of control of our products to customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products. Variable consideration is estimated and reflected as an adjustment to the transaction price. Depending on the terms of the contract, variable consideration is estimated using either the expected value approach or the most likely value approach. We determine variable consideration at the end of each reporting period, which consists primarily of price adjustments and product returns by estimating the amount of consideration we expect to be entitled to from our customers based on historical experience. Adjustments for the variable consideration has been in the range of 1% to 3% on a quarterly basis for the current year. Our customers have limited return rights under our contracts with them. If variable considerations are anticipated to exceed historical experience, we may adjust our sales returns allowance accordingly to properly reflect our net revenue. Since our performance obligations relate to contracts with a duration of less than one year, we do not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.
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
All acquisition-related costs are accounted for as expenses in the period in which they are incurred. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized in acquisition related costs in the consolidated statements of operations and comprehensive loss.
Inventories
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of standard cost, (which approximates actual cost on a first-in first out basis) or net realizable value. The Company reduces excess and obsolete inventories to their estimated net realizable value based on management's assessment of future demand, historical usage of by product, and market conditions. Once written down, inventory write-downs are not reversed until the inventory is sold or scrapped.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements under Part II, Item 8 for information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Malaysia, the Netherlands, France, Taiwan, Japan, Finland, Korea, Germany, Ukraine, India and Singapore. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. As of December 31, 2025, the effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have had a material impact on our historical consolidated financial statements. We do not currently have a hedging policy with respect to foreign currency exchange risk.
Interest Rate Risk
We had cash and cash equivalents of $16.8 million as of December 31, 2025 consisting of bank deposits, money market funds, and Treasury Bills. We also had short-term investments in held-to-maturity securities of $791.6 million consisting of Treasury Bills as of December 31, 2025. Such interest-earning instruments carry a degree of interest rate risk. During the year ended December 31, 2025 we generated $24.8 million in interest income through our cash, cash equivalents and short-term investment balances.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2025, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $791.6 million, by an increase or decrease of approximately $3.1 million for the twelve months ended December 31, 2025.

Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SiTime Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiTime Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and schedule II (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Inventories – Excess and Obsolete Inventories — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
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
We identified the estimated net realizable value of excess and obsolete inventories as a critical audit matter because of the significant estimates management makes with regards to estimating certain elements of the excess and obsolete write downs. Specifically, performing audit procedures to evaluate the reasonableness of management’s estimates of future demand required a high degree of auditor judgment and increased audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of forecasted demand used in the estimate of the net realizable value of excess and obsolete inventories included the following, among others:

•We tested the effectiveness of controls over the review and approval of estimated net realizable value of excess and obsolete inventories, including controls designed to review the assumptions regarding the future demand, historical usage by product and market conditions.
•We made inquiries of business unit managers as well as executives, sales and marketing personnel, and operations personnel about their assessment of future demand, product life cycles, historical usage, and market conditions and compared their expectations to actual developments over the period.
•We selected a sample of inventory products and tested the forecasted demand by comparing internal and external information such as historical usage, contracts, communications with customers and macroeconomic conditions with the Company’s forecast.
•We selected a sample of inventory product groups and evaluated management's ability to accurately estimate forecasted demand by comparing current usage by product to estimates made in prior year. We considered, when relevant, the existence of contradictory evidence based on reading of internal financial and operational information used by Management and the Board of Directors, Company press releases, and analysts' reports, as well as our observations and inquiries as to changes within the business and evidence obtained through other areas of the audit.
/s/ Deloitte & Touche LLP
San Jose, California
February 11, 2026
We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
SiTime Corporation
Santa Clara, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows of SiTime Corporation (the “Company”) for the year ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company's auditor from 2019 to 2024.

San Jose, California
February 26, 2024, except for Note 11, as to which date is February 14, 2025

SiTime Corporation
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of
	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$16,759	$6,106
Short-term investments in held-to-maturity securities	791,648	412,728
Accounts receivable, net	45,040	38,209
Inventories	81,557	76,741
Prepaid expenses and other current assets	14,275	10,276
Total current assets	949,279	544,060
Property and equipment, net	105,114	82,475
Intangible assets, net	147,366	163,558
Right-of-use assets, net	4,089	6,569
Goodwill	87,098	87,098
Other assets	1,753	1,199
Total assets	$1,294,699	$884,959
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$21,327	$22,894
Accrued expenses and other current liabilities	62,678	85,555
Total current liabilities	84,005	108,449
Other non-current liabilities	54,512	76,791
Total liabilities	138,517	185,240
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 26,299 and 23,598 shares issued and outstanding at December 31, 2025 and 2024	3	2
Additional paid-in capital	1,381,083	881,718
Accumulated deficit	(224,904)	(182,001)
Total stockholders’ equity	1,156,182	699,719
Total liabilities and stockholders’ equity	$1,294,699	$884,959
The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$326,660	$202,697	$143,993
Cost of revenue	151,674	98,203	61,905
Gross profit	174,986	104,494	82,088
Operating expenses:
Research and development	118,893	106,855	97,589
Selling, general and administrative	116,504	102,157	83,971
Acquisition related costs	6,567	10,722	7,728
Total operating expenses	241,964	219,734	189,288
Loss from operations	(66,978)	(115,240)	(107,200)
Interest income	24,830	22,883	26,958
Other expense, net	(157)	(758)	(141)
Loss before income taxes	(42,305)	(93,115)	(80,383)
Income tax expense	(598)	(486)	(152)
Net loss	$(42,903)	$(93,601)	$(80,535)
Net loss attributable to common stockholders and comprehensive loss	$(42,903)	$(93,601)	$(80,535)
Net loss per share attributable to common stockholders, basic and diluted	$(1.72)	$(4.05)	$(3.63)
Weighted-average shares used to compute basic and diluted net loss per share	24,967	23,118	22,188
The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balances at December 31, 2022	21,702	$2	$716,343	$(7,865)	$708,480
Stock-based compensation expense	—	—	76,638	—	76,638
Net loss	—	—	—	(80,535)	(80,535)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	400	—	44,815	—	44,815
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	590	—	(41,346)	—	(41,346)
Balances at December 31, 2023	22,692	2	796,450	(88,400)	708,052
Stock-based compensation expense	—	—	89,122	—	89,122
Net loss	—	—	—	(93,601)	(93,601)
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	333	—	48,779	—	48,779
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	573	—	(52,633)	—	(52,633)
Balances at December 31, 2024	23,598	2	881,718	(182,001)	699,719
Stock-based compensation expense	—	—	102,353	—	102,353
Net loss	—	—	—	(42,903)	(42,903)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	2,013	1	387,337		387,338
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	263	—	64,277	—	64,277
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	425	—	(54,602)	—	(54,602)
Balances at December 31, 2025	26,299	$3	$1,381,083	$(224,904)	$1,156,182
The accompanying notes are an integral part of the consolidated financial statements.

SiTime Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(42,903)	$(93,601)	$(80,535)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	40,189	30,072	16,128
Stock-based compensation expense	103,540	92,634	76,753
Net change in unrealized interest on held to maturity securities	(3,511)	4,577	(3,829)
Change in fair value of sales based earnout liability	4,000	6,049	1,183
Accretion of acquisition consideration payable	1,068	4,056	710
Inventory write-down	6,599	4,431	1,997
Other, net	—	—	(23)
Changes in assets and liabilities:
Accounts receivable, net	(6,831)	(16,348)	19,368
Inventories	(11,997)	(14,344)	(9,886)
Prepaid expenses and other assets	(4,553)	(2,516)	(6,116)
Accounts payable	4,302	6,122	(5,706)
Accrued expenses and other liabilities	(2,749)	2,058	(1,988)
Net cash provided by operating activities	87,154	23,190	8,056
Cash flows from investing activities
Purchase of held to maturity securities	(1,368,793)	(807,836)	(1,046,407)
Proceeds from maturity of held to maturity securities	993,383	909,265	1,060,996
Acquisition of business	—	—	(39,000)
Purchase of property and equipment	(52,028)	(36,217)	(8,945)
Cash paid for intangibles	(428)	(453)	(3,304)
Net cash (used in) provided by investing activities	(427,866)	64,759	(36,660)
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(54,602)	(52,633)	(41,346)
Proceeds from issuance of common stock	468,683	50,509	46,025
Payments for offering costs	(17,069)	(1,730)	(1,210)
Payment of contingent consideration towards earnouts	(12,903)	(12,254)	—
Payment of deferred acquisition consideration payable	(32,744)	(75,203)	—
Net cash provided by (used in) financing activities	351,365	(91,311)	3,469
Net increase (decrease) in cash and cash equivalents	10,653	(3,362)	(25,135)
Cash and cash equivalents
Beginning of period	6,106	9,468	34,603
End of period	$16,759	$6,106	$9,468
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	402	88	199
Supplemental disclosure of noncash flow information
Unpaid property and equipment	3,080	8,949	866
Right-of-use assets acquired under operating leases	405	1,147	—
Settlement of pre-existing arrangement in connection with acquisition	—	—	9,974
Acquisition consideration payable at acquisition date	—	—	107,947
Fair value of sales based earnout liability at acquisition date	—	—	102,278

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant areas requiring the use of management estimates and assumptions include fair value of assets acquired and liabilities assumed in business combinations and estimate of reserve for excess and obsolete inventories. Actual results could differ materially from such estimates. Management believes that the estimates, and judgments upon which they rely, are reasonable based upon information available to them at the time that these estimates and judgments are made.
Foreign Currency Remeasurement
The Company and its wholly-owned subsidiaries use the U.S. dollar as their functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses denominated in non-U.S. dollars are remeasured using an average exchange rate in effect for the period. Gains or losses from foreign currency remeasurement and transactions are included in other expense, net. For the years ended December 31, 2025, 2024, and 2023, foreign currency remeasurement and transactions gains and losses resulting in a net charge of $0.2 million, $0.8 million, and $0.1 million, respectively.
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
Cash equivalents
At December 31, 2025 and 2024, highly liquid money market funds of $0.4 million and $0.3 million, respectively, were valued using Level 1, of the fair value hierarchy, quoted prices in active markets for identical assets and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of December 31, 2025, the Company had purchased Treasury Bills with maturities ranging from 3 to 12 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $791.6 million including gross accrued interest of $7.8 million. As of December 31, 2025, the fair value and gross unrealized gain on the held-to-maturity securities was $792.1 million and $0.5 million respectively. The carrying value of the Company's investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. These Treasury Bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments.
As of December 31, 2024, the Company had purchased Treasury Bills with maturities ranging from 3 to 6 months, which the Company held until maturity and classified as held-to-maturity securities. The held-to-maturity securities were recorded at amortized cost totaling $412.7 million including gross accrued interest of $4.3 million. As of December 31, 2024, the fair value and gross unrealized gain on the held-to-maturity securities was $412.9 million and $0.2 million respectively. The carrying value of the Company's investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable. These Treasury Bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments.
Sales based earnout liability
The estimated fair value of the sales based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report will result in significant adjustments to the fair value. As of December 31, 2025, the Company used a volatility rate of 20%, risk-free rate ranging from 3.4% to 3.7%, and an expected term ranging from 0.1 years to 2.9 years.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Year Ended December 31,
	2025	2024
Beginning fair value	$97,256	$103,461
Change in the fair value during the year recorded to acquisition related costs	4,000	6,049
Payments made during the period	(12,903)	(12,254)
Ending fair value	$88,353	$97,256
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
The Company extends credit based on an evaluation of the customer’s financial condition and collateral is not typically required. The Company primarily sells its products through third-party distributors. Two, three and four distributors directly accounted for 10% or more of the Company’s revenue for the year ended December 31, 2025, 2024 and 2023, respectively. No other distributors accounted for 10% or more of the Company's consolidated revenues for the years ended December 31, 2025, 2024, and 2023.
The following table discloses these customers’ percentage of revenue for the respective periods:

	Year Ended December 31,
	2025	2024	2023
Customer
Arrow Electronics, Inc.	26%	19%	18%
Pernas Electronics Co. Ltd.	25%	24%	20%
Quantek Technology Corporation	*	13%	13%
Sabre Technologies Pte. Ltd	*	*	10%
* Revenue from this customer was below 10%.
At December 31, 2025 and 2024 these customers accounted for 10% or more of accounts receivable:

	As of December 31,
	2025	2024
Customer
Arrow Electronics, Inc.	39%	15%
Pernas Electronics Co. Ltd.	22%	31%
Quantek Technology Corporation	*	17%
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
Operating lease ROU assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the incremental borrowing rate of the Company, because the interest rates implicit in most of its leases are not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease ROU assets also include adjustments related to lease incentives, prepaid or accrued rent and initial direct lease costs. Operating lease ROU assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
Lease terms may include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancelable lease term when determining the lease right-of-use assets and lease liabilities. Operating lease cost is recognized on a straight-line basis over the lease term.
The Company has elected the practical expedient within ASC Topic 842 to account for lease and non-lease components as a single lease component. Additionally, the Company has elected the short-term lease exception for all classes of assets and does not recognize ROU assets and lease liabilities for leases with a term of 12 months or less and recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. These elections are applied consistently for all leases. Payments under the Company's lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease ROU assets and liabilities. Variable lease payments are primarily comprised of common area maintenance charges and utility costs.

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
The Company did not recognize any impairment losses on its goodwill, intangible assets, or other long-lived assets during the years ended December 31, 2025, 2024, and 2023.
Warranty
The Company provides limited lifetime warranty coverage on all of its products by guaranteeing that all timing components from the Company will be free from defects in workmanship and materials and will conform to specifications for the life of the system. This assurance-type warranty is not considered a separate performance obligation, and thus no transaction price is allocated to it. The Company records the warranty costs in cost of revenue in the consolidated statements of operations and comprehensive loss. The warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets based on the expected timing of the related payments. To date, the

Company has had negligible warranty claims for any defective products, and hence the warranty reserve balances as of December 31, 2025 and 2024 was not significant for any periods presented.
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
The Company recognizes tax positions in the consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. Liabilities are established for differences between positions taken in a tax return and amounts recognized in the consolidated financial statements. The Company reports interest and penalties related to uncertain tax positions, if any, in the provision for income taxes in the consolidated statements of operations and comprehensive loss. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall provision for income taxes in the period that such determination is made.
Revenue Recognition
The Company derives revenue from its product sales primarily to distributors, who in turn sell to original equipment manufacturers or other end customers. The Company recognizes product revenue, at a point in time, upon shipment when it satisfies its performance obligations as evidenced by the transfer of control of its products to customers. The software included in our offerings is embedded in the related products, is not sold separately, and does not provide a separate and distinct benefit to the customer. Accordingly, the Company does not identify such software as a separate performance obligation. The Company measures revenue based on the amount of consideration it expects to be entitled to in exchange for products. Variable consideration is estimated and reflected as an adjustment to the transaction price. Depending on the terms of the contract, variable consideration is estimated using either the expected value approach or the most likely value approach. The Company determines variable consideration, which consists primarily of price adjustments and product returns by estimating the amount of consideration the Company expects to receive from its customers based on historical experience of price adjustments and product returns. Changes to the Company’s estimated variable consideration were not material for the periods presented. Since the Company’s performance obligations relate to contracts with a duration of less than one year, it does not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.
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
Non-recurring engineering services
The Company has certain contracts to provide non-recurring engineering (NRE) services for research and development arrangements through 2026, which do not meet the requirement to be accounted for under ASC 606, Revenue from Contracts with Customers. The Company recognizes the payments received under these NRE arrangements as liabilities and recognizes them as an offset to research and development expense as the Company achieves the milestones of the contract. As the progress towards completion occurs, the Company uses an input method based on the ratio of costs incurred to date to total estimated costs of the project. Judgment is required to estimate the remaining effort to complete the project. These estimates are reassessed throughout the term of the arrangement. For the years ended December 31, 2025, 2024, and 2023, the Company recorded $1.8 million, $1.5 million and $3.9 million, respectively as a reduction of research and development expenses in the consolidated statements of operations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of personnel costs, field application engineering support, travel costs, professional and consulting fees, accounting and audit fees, legal, advertising expenses, and allocated overhead costs. Selling, general and administrative costs are expensed as incurred. Advertising expenses were $1.3 million, $1.5 million and $1.6 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
Stock-Based Compensation
The Company grants restricted stock unit awards (“RSUs”) of its own common stock. Compensation expense related to share-based transactions is measured at fair value on the grant date. The Company recognizes share-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period.
Stock-based compensation expense for performance-based restricted stock unit awards ("PRSU") is recognized when it becomes probable that the performance conditions will be met. Stock-based compensation expense for grants with market conditions is valued using a Monte-Carlo simulation model. The Company amortizes stock-based compensation expense for these grants using the graded-vesting method over the requisite performance period. The Company recognizes the expense related to the multi-year performance based restricted stock unit awards ("MYPSU") on a graded-vesting method over the requisite service period.
The Company recognizes forfeitures as they occur.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. Refer to "Note 3 - Net Loss Per Share" for further discussion regarding potentially dilutive and anti-dilutive securities.
Comprehensive Loss
The Company has no components of other comprehensive loss. Therefore, net loss equals comprehensive loss for all periods presented.

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
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company adopted this guidance on a prospective basis with no material impact on its consolidated financial statements for its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Refer "Note 9 - Income Taxes" for further details.
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

3. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(42,903)	$(93,601)	$(80,535)
Weighted average shares used to compute basic and diluted net loss per share	24,967	23,118	22,188
Net loss attributable to common stockholders per share, basic and diluted	$(1.72)	$(4.05)	$(3.63)
Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of vested restricted stock units using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the year ended December 31, 2025, 2024, and 2023 the Company had 819,500, 620,889, and 1,078,089 potential shares from share-based awards that are anti-dilutive, respectively. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted loss per share for the years ended December 31, 2025, 2024, and 2023 due to the net losses reported in this period.
4. Balance Sheets Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	December 31, 2025	December 31, 2024
	(in thousands)
Accounts receivable, gross	$45,090	$38,259
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$45,040	$38,209
Inventory
Inventory consisted of the following:

	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Raw materials	$13,572	$14,995
Work in progress	47,485	47,300
Finished goods	20,500	14,446
Total inventories	$81,557	$76,741

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$6,761	$4,305
Other current assets	7,514	5,971
Total prepaid expenses and other current assets	$14,275	$10,276
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Lab and manufacturing equipment	$158,909	$119,964
Computer equipment	3,928	3,833
Furniture and fixtures	1,152	1,167
Construction in progress	15,885	9,538
Leasehold improvements	8,303	7,818
	188,177	142,320
Accumulated depreciation	(83,063)	(59,845)
Total property and equipment, net	$105,114	$82,475
Depreciation expense related to property and equipment was $23.6 million, $16.1 million, and $13.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	As of
	December 31, 2025			December 31, 2024

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$166,200	$(24,534)	$141,666	$96,700	$(10,575)	$86,125
Contract based royalty asset	5,900	(3,073)	2,827	5,900	(1,598)	4,302
Internal use software	—	—	—	9,434	(9,434)	—
Purchased software	3,454	(581)	2,873	15,551	(11,920)	3,631
Total amortizable intangible assets	$175,554	$(28,188)	$147,366	$127,585	$(33,527)	$94,058
In-process research and development	—	—	—	69,500	—	69,500
Total intangible assets	$175,554	$(28,188)	$147,366	$197,085	$(33,527)	$163,558
Amortization expense for intangible assets was $16.6 million, $14.0 million, and $2.9 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

The estimated aggregate future amortization expense for intangible assets and subject to amortization as of December 31, 2025 is summarized as below:

(in thousands)
2026	$23,859
2027	23,487
2028	21,720
2029	19,850
2030	19,799
2031 and beyond	38,651
$147,366
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Accrued payroll and related benefits	$14,007	$12,381
Revenue reserves	3,655	3,673
Sales based earnout liability, current	35,007	23,953
Acquisition consideration payable, current	—	37,760
Short term lease liability	2,478	2,744
Other accrued expenses	7,531	5,044
Total accrued expenses and other current liabilities	$62,678	$85,555
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Sales based earnout liability, non-current	$53,346	$73,303
Long term lease liability	1,132	3,488
Other non-current liabilities	$34	$—
Total other non-current liabilities	$54,512	$76,791
5. Leases
The Company leases real estate property under operating leases. The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, Finland, India, and Ukraine all under non-cancellable operating leases with various expiration dates through May 2029.
The remaining lease terms vary from a few months to 4 years. For certain of its leases, the Company has options to extend the lease term for periods varying from one to 5 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily composed of common area maintenance and utility charges.

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets as of December 31, 2025 and 2024:

	As of
	December 31, 2025	December 31, 2024

	(in thousands)
Right-of-use assets	$4,089	$6,569
Lease liabilities included in accrued expenses and other current liabilities	2,478	2,744
Lease liabilities included in other non-current liabilities	1,132	3,488
Total operating lease liabilities	$3,610	$6,232
Weighted-average remaining lease term (years)	1.6	2.4
Weighted-average discount rate	5.3%	5.1%
The table below presents certain information related to the lease costs for operating leases for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Operating lease cost	$3,261	$3,098	$3,024
Short-term lease cost	1,567	1,038	758
Variable lease cost	3,312	1,481	1,022
Total lease cost	$8,140	$5,617	$4,804
Cash paid for operating lease liabilities was $3.4 million, $3.1 million, and $3.1 million for the years ended December 31, 2025, 2024, and 2023 respectively.
Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years, as applicable, to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2025:

(in thousands)
2026	$2,760
2027	720
2028	225
2029	83
Total minimum lease payments	3,788
Less: amount of lease payments representing interest	(178)
Present value of future minimum lease payments	3,610
Less: current obligations under leases	(2,478)
Long-term lease liabilities	$1,132
6. Commitments and Contingencies
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of December 31, 2025 were as follows:

(in thousands)
2026	$10,566
2027	9,392
2028	8,098
Total	$28,056
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
7. Stockholders’ Equity
The Company’s certificate of incorporation, as amended and currently in effect, authorizes the Company to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding. The Company has never declared any dividends. As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.
At-The-Market offering
On February 27, 2024, the Company entered into a Sales Agreement ("Sales Agreement"), with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which the Company may offer and sell from time to time at its sole discretion, up to an aggregate of 1,200,000 shares of its common stock, par value $0.0001 per share, through Stifel as its sales agent. The Company used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of RSUs granted to employees under the equity incentive plans. The Company has filed a prospectus supplement pursuant to the Sales Agreement for the offer and sale of up to an aggregate of 1,200,000 shares of its common stock. Subject to the terms and conditions of the Sales Agreement, Stifel will sell the common stock from time to time, based upon instructions from the Company. The Company agreed to pay Stifel a commission of up to 3% of the gross sales proceeds of any common stock sold through Stifel under the Sales Agreement.
During the year ended December 31, 2025, the Company sold 263,400 shares of its common stock to Stifel under the Sales Agreement at a weighted average price of $251.26 per share resulting in net proceeds to the Company of $64.3 million, after deducting underwriting discounts and commissions of $1.3 million and offering costs of $0.6 million. During the year ended December 31, 2024, the Company sold 332,500 shares of its common stock to Stifel under the Sales Agreement at a weighted average price of $151.91 per share resulting in net proceeds to the Company of $48.8 million, after deducting underwriting discounts and commissions of $1.0 million and offering costs of $0.7 million.
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
8. Stock-based Compensation
SiTime Corporation 2019 Stock Incentive Plan
The SiTime Corporation 2019 Stock Incentive Plan (the “2019 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively, “stock awards”), and cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the 2019 Plan vest at the rate specified by the plan administrator, for restricted stock unit awards primarily within the quarter up to five years. As of December 31, 2025, 2.2 million shares were available for future issuance.
SiTime Corporation 2022 Inducement Award Plan
The SiTime Corporation 2022 Inducement Award Plan (the "2022 Plan"), which initially reserved 250,000 shares of the Company's common stock, provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation and cash awards, all of which may be granted to employees (including officers). Awards granted under the 2022 Plan vest at the rate specified by the plan administrator, for restricted stock unit awards primarily over one to four years. In February 2023, the Company amended and restated the 2022 Plan to reserve an additional 250,000 shares of the Company's common stock. As of December 31, 2025, 176,524 shares were available for future issuance.
Bonus and Retention Plans
On August 4, 2020, the Compensation Committee of the Board adopted and approved the Executive Bonus and Retention Plan (the "Bonus and Retention Plan"). In January 2023 and March 2024, the Compensation Committee approved target bonus amounts and performance goals for the fiscal year 2023 (the “2023 Goals”) and fiscal year 2024 (the "2024 Goals"), respectively. In February 2025, the Compensation Committee approved target bonus amounts based on the achievement of revenue and individual performance goals for the fiscal year 2025 (the "2025 Goals"). The 2023 Goals, 2024 Goals, and 2025 Goals are based on the achievement of revenue and Non-GAAP operating profit, as well as individual performance goals. The awards for the actual payouts are granted in the quarter following the end of the performance period and vest as per the Compensation Committee approval. The target bonuses were granted based on a fixed dollar amount to be settled in RSUs on the vesting date and hence the awards have been classified as liability-based awards until settled. Such expense is included in the non-cash adjustment within stock-based compensation expense on the consolidated cash flow statements. The liability of $5.9 million for the 2025 Goals was recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2025. Actual payouts ranged from 0% to 45% of target for the 2023 Goals, ranged from 170% to 200% of target for the 2024 Goals and 2025 Goals, in each case based on performance.
In April 2022, the Company adopted a bonus plan for certain employees. The target bonuses are granted based on a fixed dollar amount to be settled in RSUs in the quarter following the end of the performance period. Due to the fixed dollar amount targets, the awards have been classified as liability-based awards until settled. Once settled, these awards are reflected as RSUs granted in the table below. Such expense is included in the non-cash adjustment within stock-based compensation expense on the consolidated cash flow statements and was $3.9 million for the year ended December 31, 2025. The liability of $1.1 million was recorded as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2025.
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
The following table summarizes the RSU, PRSU, and MYPSU awards activity for the year ended December 31, 2025:

	RSU		PRSU		MYPSU
	Number of Shares	Grant Date Fair Value per share	Number of Shares	Grant Date Fair Value per share	Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2024	915,152	$128.7	210,044	104.3	285,880	$88.6
Granted	442,745	186.4	155,565	187.8	—	—
Vested	(629,986)	143.8	(53,090)	167.8	—	—
Forfeited	(44,920)	150.4	—	—	—	—
Unvested at December 31, 2025	682,991	$150.7	312,519	$135.1	285,880	$88.6
The difference between the number of RSUs vested and the shares of common stock issued during the year ended December 31, 2025 and 2024 is the result of RSUs withheld in satisfaction of minimum tax withholding obligations associated with the vesting. The weighted-average grant date fair value for RSUs granted for the years ended December 31, 2025, 2024, and 2023 was $186.4, $117.0, and $120.1 per share, respectively. The weighted-average grant date fair value for PRSUs granted for the years ended December 31, 2025 and 2024 was $187.8 and $82.8 per share, respectively. No PRSUs were granted for the year ended December 31, 2023. No MYPSUs were granted for the years ended December 31, 2025, 2024, and 2023. The total grant date fair value, as of the vesting date, of awards vested during the years ended December 31, 2025, 2024, and 2023 were $90.6 million, $80.2 million, and $55.6 million, respectively.

Total stock-based compensation expense for employees recognized in the consolidated statements of operations and comprehensive loss was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Equity based awards
Cost of revenue	$2,838	$1,553	$2,765
Research and development	38,417	34,247	30,893
Selling, general and administrative	52,216	47,632	39,111
	$93,471	$83,432	$72,769

Liability based awards - to be settled in equity
Cost of revenue	$288	$100	$75
Research and development	4,112	3,701	2,017
Selling, general and administrative	5,669	5,401	1,892
	$10,069	$9,202	$3,984
Total stock-based compensation - equity and liability based	$103,540	$92,634	$76,753

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$93,471	$83,432	$72,769
Liability based awards - settled in equity	9,391	4,554	3,869
Stock compensation expense capitalized to / (amortized from) to inventory	(509)	1,136	—
Total stock-based compensation expense recorded to additional paid-in capital	$102,353	$89,122	$76,638
The following table presents the unrecognized compensation costs and related weighted average period of recognition as of December 31, 2025:

	As of December 31, 2025
	Unrecognized Compensation Costs (in thousands)	Weighted Average Period of Recognition (in years)
RSUs	$86,650	2.2
PRSUs	19,730	1.1
MYPSUs	167	0.2
Liability-based awards	4,518	0.3
Total unrecognized compensation costs	$111,065

9. Income Taxes
The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)
United States	$(43,529)	$(93,691)	$(81,208)
Foreign	1,224	576	825
	$(42,305)	$(93,115)	$(80,383)
The components of income tax expense were as follows:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)
Current Provision:
Federal	$—	$—	$—
State	(1)	(1)	(1)
Foreign	(597)	(485)	(151)
Total current provision	(598)	(486)	(152)
Total deferred provision	—	—	—
Total income tax provision	$(598)	$(486)	$(152)
The material components of the deferred tax assets and liabilities consisted of net operating loss carry-forwards, capitalized research and development costs, and tax credit carry-forwards.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Deferred tax assets (liabilities):
Deferred tax assets:
Accrual, write-down and other	$11,560	$12,863	$9,169
Acquired assets	6,161	4,623	1,650
Capitalized research and development	35,673	46,495	37,706
Credits	5,657	5,657	5,657
Net operating loss and credits carry forwards	78,252	58,689	54,212
Gross deferred tax assets	$137,303	$128,327	$108,394
Deferred tax liabilities:
Depreciation and amortization	$(909)	$(2,277)	$(2,622)
Gross deferred tax liabilities	$(909)	$(2,277)	$(2,622)
Total gross deferred tax assets	$136,394	$126,050	$105,772
Valuation allowance	(136,394)	(126,050)	(105,772)
Total net deferred tax assets	$—	$—	$—
The net valuation allowance increased by $10.3 million and $20.3 million for the year ended December 31, 2025 and 2024 respectively.

Beginning in 2025 annual reporting period, we adopted ASU 2023-09 prospectively. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	(in thousands)	%

U.S. federal statutory income tax rate	$(8,884)	(21.0)%

Change in valuation allowance	10,341	24.4%

Nontaxable or Nondeductible items
Excess tax expense from share-based compensation	(13,469)	(31.8)%
Non-deductible executive compensation	9,240	21.8%
Non-deductible non-U.S. equity compensation	2,756	6.5%

Other Adjustments
Other	614	1.5%

Effective tax rate	$598	1.4%
A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate for the prior years is as follows:

	Years Ended December 31,
	2024	2023

US Federal rate benefit	(21.0)%	(21.0)%
RSU excess tax benefit	(15.5)	(12.9)
Section 162(m) limitation	10.4	—
Permanent differences and others	5.0	7.0
Change in valuation allowance	21.6	27.1
Net tax expense	0.5%	0.2%

The reported amount of income tax expense differs from an expected amount based on statutory rates primarily due to the Company’s valuation allowance, the stock-based compensation windfall, and the disallowed executive compensation.
Cash paid for income taxes, net of refunds received, by jurisdiction, pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Year Ended December 31,
2025
(in thousands)
Foreign
India	$221
Japan	80
Ukraine	39
Malaysia	23
Other	39
Cash paid for income taxes, net of refunds received	$402
As of December 31, 2025 and 2024, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2025 and 2024.
At December 31, 2025 and 2024, the Company has federal net operating loss carry-forwards of approximately $344.3 million and $250.7 million, respectively, and state net operating loss carry-forwards of approximately $85.1 million and $84.5 million, respectively. At December 31, 2025 and 2024, the Company has net operating loss carryforwards for foreign income tax purposes of approximately $0.2 million and $2.0 million, respectively. These federal, state, and foreign net operating loss carry-forwards will expire beginning in 2028.
At December 31, 2025 and 2024, the Company also has federal research and development tax credit carry-forwards of approximately $3.9 million and $3.9 million, respectively, and state research and development tax credit carry-forwards of approximately $3.6 million and $3.6 million, respectively. The federal tax credits begin to expire in 2025, and the California tax credits carry forward indefinitely.
As of December 31, 2025 and 2024, the Company had $2.5 million and $2.5 million of total unrecognized tax benefits. The Company currently has a full valuation allowance against its net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company’s effective tax rate due to full valuation allowance of the Company’s deferred tax assets. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2025 and 2024, the Company had immaterial amounts related to the accrual of interest and penalties.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2025	2024

	(in thousands)
Beginning balance	$2,505	$2,271
Increase in balance related to tax position taken during prior periods	30	259
Decrease in balance related to tax position taken during the current period	—	(25)
Ending balance	$2,535	$2,505
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
10. 401(k) Plan
The Company has a 401(k) retirement plan for the U.S. based employees that qualifies as a defined contribution plan. All U.S. based employees are eligible to participate on the first day of the month following their hire date with the Company. Under the defined contribution plan, employees may contribute up to the lesser of 90% of their pre-tax salaries per year or the maximum contribution allowed under the Code. The Company may make discretionary matching contributions, if deferral contributions are made by the employees. The Company’s matching contributions for the years ended December 31, 2025, 2024, and 2023 resulted in expense of $1.6 million, $1.4 million, and $1.3 million respectively.
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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue	$326,660	$202,697	$143,993
Less:
Product costs	97,304	61,626	42,612
Depreciation	15,472	8,474	6,718
Amortization	15,460	12,103	681
Other manufacturing overheads	23,438	16,000	11,894
Gross profit	174,986	104,494	82,088
Less:
Acquisition related costs	6,567	10,722	7,728
Interest income	(24,830)	(22,883)	(26,958)
Other segment items (a)	236,152	210,256	181,853
Net loss	$(42,903)	$(93,601)	$(80,535)
(a)Other segment items include research and development expenses and selling, general and administrative expenses, primarily in the nature of nonmanufacturing expenses including salaries and stock-based compensation for employees, consulting expenses, certain other expenses, and taxes.
Revenue by geographic area is presented based upon the ship-to location of the customers, which maybe different from the geographic locations of the ultimate end customers. The following table sets forth revenue by country for countries with 10% or more of the Company’s revenue during any of the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Hong Kong	$117,082	$64,441	$31,987
Taiwan	84,517	64,836	43,954
United States	22,540	15,853	19,976
Singapore	17,417	16,643	16,466
Other	85,104	40,924	31,610
Total	$326,660	$202,697	$143,993
The following table sets forth the Company’s total property and equipment attributable to operations by country for countries with 10% or more of the Company’s net property and equipment as of the periods presented:

	As of
	December 31, 2025	December 31, 2024

	(in thousands)
United States	$35,811	$32,200
Taiwan	23,256	24,294
Malaysia	21,072	16,231
Singapore	18,817	2,419
Other	6,158	7,331
Total	$105,114	$82,475

12. Subsequent Events
On February 4, 2026, we entered into the Asset Purchase Agreement with Renesas, pursuant to which Renesas will and will cause certain of its affiliates to sell, transfer, assign and convey to SiTime all of their right, title and interest in, to and under certain assets related to the timing business of Renesas Electronics Corporation for an aggregate purchase price of approximately $1,500.0 million in cash and 4.13 million shares of our common stock, subject to certain adjustments as set forth in the Asset Purchase Agreement.
As described in greater detail in the Asset Purchase Agreement, the number of shares subject to the Stock Consideration will be determined based on the volume-weighted average price of our common stock for the period of 10 consecutive trading days ending on the third full trading day prior to the consummation of the Acquisition, subject to a floor price of $308.6686 and a ceiling price of $417.6104.
The Closing is subject to the satisfaction of certain customary conditions, including the accuracy of each party’s representations and warranties as of the Closing, subject in certain instances, to certain materiality and other thresholds, the performance by each party of its obligations and covenants under the Asset Purchase Agreement in all material respects, the expiration or termination of the applicable waiting periods under HSR and the receipt of other governmental approvals in certain foreign jurisdictions.
Also on February 4, 2026, in connection with our entry into the Asset Purchase Agreement, we entered into the Commitment Letter with Wells Fargo, pursuant to which Wells Fargo has committed to provide us with debt financing to fund a portion of the Cash Consideration in an aggregate principal amount of up to $900.0 million in the form of the Bridge Facility, subject to customary conditions. Subject to market conditions and other factors, in lieu of all or a portion of the Bridge Facility, we may fund a portion of the acquisition consideration through one or more bank financing or capital markets transactions. The consummation of the acquisition is not conditioned on the availability of the Bridge Facility or any alternative financing.

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
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report and is incorporated herein by reference.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SiTime Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiTime Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.
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
February 11, 2026

Item 9B. Other Information.
Trading Arrangements
During the Company's last fiscal quarter, the Company's following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K of the Exchange Act) set forth in the table below, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name of the Director or Officer	Designation of Director or Officer	Action	Adoption/Termination Date	Rule 10b5-1	Expiration Date (1)	Number of securities to be sold
Lionel Bonnot	Executive Vice President, Worldwide Sales and Business Development	Adoption	November 15, 2025	X	August 21, 2026	16,816
Fariborz Assaderaghi	Executive Vice President, Engineering and Operations	Adoption	November 14, 2025	X	July 31, 2026	12,923
Piyush Sevalia	Executive Vice President, Marketing	Adoption	November 14, 2025	X	August 21, 2026	15,066
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth under the captions “Election of Directors – Directors and Nominees” and “Election of Directors – Executive Officers, Directors and Director Nominees” in our definitive proxy statement to be filed with the SEC, in connection with our 2026 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.
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
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders as well as our 2022 Amended and Restated Inducement Award Plan (the “Inducement Plan”) adopted by our compensation committee without approval of our stockholders. The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock units, and other stock-based awards. The Inducement Plan’s terms are substantially similar to the terms of SiTime’s 2019 Stock Incentive Plan, with the addition of certain terms and conditions intended to comply with the Nasdaq inducement award exception. Awards under the Inducement Plan may be granted only to employees who satisfy the standards for inducement grants under Rule 5635(c)(4) of the Nasdaq Listing Rules, and only when the award is an inducement material to such individual’s entering into employment with us, our subsidiaries or our affiliates within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by stockholders(1)	1,018,687	$—	2,237,006
Equity compensation plans not approved by stockholders(2)	262,701	—	176,524
Total	1,281,388	$—	2,413,530
(1)Consists solely of our 2019 Stock Incentive Plan (the “2019 Stock Plan”). The 2019 Stock Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2020, equal to the lesser of (i) 3% of the number of shares of common stock outstanding on the last day of the immediately preceding year, or (ii) if our Board acts prior to the first day of the year, such lesser amount that our Board determines for purposes of the annual increase of the year such number as determined by the plan administrator. As of January 1, 2026, the 2019 Stock Plan was increased by 788,965 shares pursuant to such evergreen provision. We have only granted RSUs from the 2019 Stock Plan, which have no exercise price.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
1.Financial Statements:
2.Financial Statement Schedule (Valuation and Qualifying Accounts) for the years ended December 31, 2025, 2024, and 2023:

Schedule II—Valuation and Qualifying Accounts	100
3.Exhibits:
The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

2.1*	Asset Purchase Agreement, dated as of February 4, 2026, by and between SiTime Corporation and Renesas Electronics America Inc.	8-K	001-39135	2.1	2/4/2026

3.1	Restated Certificate of Incorporation of SiTime Corporation	8-K	001-39135	3.1	11/26/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39135	3.2	6/29/2021

4.1	Form of Common Stock Certificate of the Company	S-1	333-234305	4.1	10/23/2019

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39135	4.2	2/16/2021

10.1+	Form of Indemnification Agreement between the Company and its directors and officers	10-K	001-39135	10.1	2/16/2021

10.2+	2019 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder	S-1	333-234305	10.2	10/23/2019

10.3+	New Terms of Employment, dated October 21, 2014, between Rajesh Vashist and the Company	S-1	333-234305	10.3	10/23/2019

10.4+	Amendment to Terms of Employment Letter, dated June 14, 2016, between Rajesh Vashist and the Company	S-1	333-234305	10.4	10/23/2019

10.5+	Offer of Employment, dated September 24, 2019, between Arthur D. Chadwick and the Company	S-1	333-234305	10.5	10/23/2019

10.6+	Offer of Employment, dated January 27, 2018, between Lionel Bonnot and the Company	S-1	333-234305	10.6	10/23/2019

10.7+	New Terms of Employment, dated October 20, 2014, between Piyush B. Sevalia and the Company	S-1	333-234305	10.7	10/23/2019

10.8+	Change of Control and Severance Agreement, between the Company and Rajesh Vashist	S-1	333-234305	10.8	10/23/2019

10.9+	Form of Change of Control and Severance Agreement, between the Company and its Executives	S-1	333-234305	10.9	10/23/2019

10.12	Integration and Purchase Agreement, dated March 15, 2019, between the Company and MegaChips Corporation	S-1	333-234305	10.16	10/23/2019

10.13	Lease, dated April 15, 2016, between the Company and Batton Associates, LLC	S-1	333-234305	10.17	10/23/2019

10.14*	License Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.18	10/23/2019

10.15*	Amended and Restated Manufacturing Agreement, dated February 23, 2017, between the Company and Robert Bosch LLC	S-1	333-234305	10.19	10/23/2019

10.16*	Amendment No. 1 to Amended and Restated Manufacturing Agreement, dated August 1, 2018, between the Company and Robert Bosch LLC	S-1	333-234305	10.20	10/23/2019

10.18*	Asset purchase agreement dated February 20, 2020, by and among MegaChips Taiwan Corporation and SiTime Corporation	10-Q	001-39135	10.2	5/7/2020

10.19+	Offer of Employment, dated June 5, 2020, between Vincent P. Pangrazio and SiTime Corporation	8-K	001-39135	10.1	6/9/2020

10.20+	Executive Bonus and Retention Plan	10-Q	001-39135	10.2	8/6/2020

10.21*	Asset Purchase Agreement dated August 4, 2020, by and among MegaChips Corporation and SiTime Corporation	10-Q	001-39135	10.3	8/6/2020

10.22+	Offer of Employment dated November 16, 2020, between Fari Assaderaghi and SiTime Corporation	10-K	001-39135	10.22	2/16/2021

10.23+	Independent Director Compensation Policy					X

10.24+	Letter Agreement dated April 1, 2021 between Christine Heckart and SiTime Corporation	8-K	001-39135	10.1	4/5/2021

10.25+	Offer of Employment dated October 31, 2023, between Elizabeth Howe and SiTime Corporation	10-K	001-39135	10.25	2/26/2024

10.26+	Retirement Agreement dated October 30, 2023, between Arthur Chadwick and SiTime Corporation	10-K	001-39135	10.26	2/26/2024

10.27	First Amendment to Lease, dated January 7, 2021, between Batton Associates, LLC and SiTime Corporation	10-Q	001-39135	10.1	11/4/2021

10.28+	Letter Agreement, dated October 18, 2021, between Rajesh Vashist and SiTime Corporation	10-K	001-39135	10.28	2/25/2022

10.29+	Amendment to Letter Agreement dated October 11, 2022, between Rajesh Vashist and SiTime Corporation	10-K	001-39145	10.29	2/27/2023

10.30+	Second Amendment to Letter Agreement dated October 11, 2022, between Rajesh Vashist and SiTime Corporation	10-K	001-39135	10.30	2/26/2024

10.31+	Third Amendment to Letter Agreement dated March 19, 2025, between Rajesh Vashist and SiTime Corporation	10-Q	001-39135	10.35	5/8/2025

10.32+	SiTime Corporation Amended and Restated 2022 Inducement Award Plan and Form of Restricted Stock Unit Agreement	10-K	001-39135	10.31	2/14/2025

10.33	Sales Agreement dated February 27, 2024 between SiTime Corporation and Stifel, Nicolaus & Company, Incorporated	8-K	001-39135	1.1	2/27/2024

10.34	Master Framework Agreement, dated as of October 30, 2023, by and between SiTime Corporation, Ningbo Aura Semiconductor Co., Ltd., Aura Semiconductor Pvt. Ltd., Shaoxing Yuanfang Semiconductor Co Ltd., Aura Semiconductor Limited, and Aim Core Holdings Limited.	8-K	001-39135	10.1	11/1/2023

10.35+	Offer of Employment dated April 21, 2015 between SiTime Corporation and Samsheer Ahmad	10-K	001-39135	10.34	2/26/2024

10.36	Commitment Letter, dated as of February 4, 2026, by and among SiTime Corporation, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association.	8-K	001-39135	10.1	2/4/2026

10.37+	Letter Agreement, dated October 16, 2025, between SiTime Corporation and Mr. Ganesh Moorthy	8-K	001-39135	10.1	10/15/2025

10.38+	Letter Agreement, dated January 21, 2026, between SiTime Corporation and Mr. Faraj Aalaei	8-K	001-39135	10.1	1/21/2026

19.1	Insider Trading and Communications Policy	10-Q	001-39135	19.1	8/7/2025

21.1	Subsidiaries of the Company					X

23.1	Consent of Deloitte & Touche LLP., Independent Registered Public Accounting Firm					X

23.2	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Incentive Compensation Recoupment Policy	10-K	001-39135	97.1	2/26/2024

101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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
Item 16. Form 10-K Summary.
None

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Valuation and Qualifying Accounts
	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts	Deductions Credited to Expenses or Other Accounts	Balance at End of Period
	(in thousands)
Allowance for credit losses
Year Ended December 31, 2025	$50	$—	$—	$50
Year Ended December 31, 2024	$50	$—	$—	$50
Year Ended December 31, 2023	$50	$—	$—	$50
Deferred tax valuation allowance
Year Ended December 31, 2025	$126,050	$10,344	$—	$136,394
Year Ended December 31, 2024	$105,772	$20,278	$—	$126,050
Year Ended December 31, 2023	$82,674	$23,098	$—	$105,772

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiTime Corporation

Date: February 11, 2026	By:	/s/ Elizabeth A. Howe
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

Name	Title	Date

Chief Executive Officer and Director
/s/ Rajesh Vashist	(Principal Executive Officer)	February 11, 2026
Rajesh Vashist

Executive Vice President, Chief Financial Officer
/s/ Elizabeth A. Howe	(Principal Financial Officer)	February 11, 2026
Elizabeth A. Howe

Senior Vice President, Finance and Chief Accounting Officer
/s/ Samsheer Ahmad	(Principal Accounting Officer)	February 11, 2026
Samsheer Ahmad

/s/ Faraj Aalaei	Director	February 11, 2026
Faraj Aalaei

/s/ Raman K. Chitkara	Director	February 11, 2026
Raman K. Chitkara

/s/ Edward H. Frank	Director	February 11, 2026
Edward H. Frank

/s/ Christine Heckart	Director	February 11, 2026
Christine Heckart

/s/ Torsten G. Kreindl	Director	February 11, 2026
Torsten G. Kreindl

/s/ Ganesh Moorthy	Director	February 11, 2026
Ganesh Moorthy

/s/ Katherine E. Schuelke	Director	February 11, 2026
Katherine E. Schuelke

/s/ Akira Takata	Director	February 11, 2026
Akira Takata