Form 10-Q
period 2026-03-31
SITIME Corp
filed 2026-05-07
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2026, the registrant had 26,396,828 shares of common stock, $0.0001 par value per share, outstanding.

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
•We are subject to the cyclical nature of the semiconductor industry, which can result in over- or under-supply of required electronic components from time to time;
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
•International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, result of operations and prospects;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SiTime Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$498,476	$16,759
Short-term investments in held-to-maturity securities	290,188	791,648
Accounts receivable, net	54,997	45,040
Inventories	91,122	81,557
Prepaid expenses and other current assets	14,433	14,275
Total current assets	949,216	949,279
Property and equipment, net	106,661	105,114
Intangible assets, net	141,572	147,366
Right-of-use assets, net	3,479	4,089
Goodwill	87,098	87,098
Other assets	4,831	1,753
Total assets	$1,292,857	$1,294,699
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$22,914	$21,327
Accrued expenses and other current liabilities	53,168	62,678
Total current liabilities	76,082	84,005
Other non-current liabilities	57,797	54,512
Total liabilities	133,879	138,517
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 26,397 and 26,299 shares issued and outstanding at March 31, 2026 and December 31, 2025	3	3
Additional paid-in capital	1,389,096	1,381,083
Accumulated deficit	(230,121)	(224,904)
Total stockholders’ equity	1,158,978	1,156,182
Total liabilities and stockholders’ equity	$1,292,857	$1,294,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$113,567	$60,314
Cost of revenue	46,612	29,978
Gross profit	66,955	30,336
Operating expenses:
Research and development	32,738	30,026
Selling, general and administrative	38,937	26,856
Acquisition related costs	7,619	1,562
Total operating expenses	79,294	58,444
Loss from operations	(12,339)	(28,108)
Interest income	7,310	4,294
Other (expense) income, net	(174)	4
Loss before income taxes	(5,203)	(23,810)
Income tax expense	(14)	(67)
Net loss	$(5,217)	$(23,877)
Net loss attributable to common stockholders and comprehensive loss	$(5,217)	$(23,877)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(1.01)
Weighted-average shares used to compute basic and diluted net loss per share	26,343	23,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2025	26,299	$3	$1,381,083	$(224,904)	$1,156,182
Stock-based compensation expense	—	—	35,844	—	35,844
Net loss	—	—	—	(5,217)	(5,217)
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	98	—	(27,831)	—	(27,831)
Balances at March 31, 2026	26,397	$3	$1,389,096	$(230,121)	$1,158,978

Balances at December 31, 2024	23,598	$2	$881,718	$(182,001)	$699,719
Stock-based compensation expense	—	—	30,151	—	30,151
Net loss	—	—	—	(23,877)	(23,877)
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	124	—	(13,479)	—	(13,479)
Balances at March 31, 2025	23,722	$2	$898,390	$(205,878)	$692,514
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,217)	$(23,877)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	12,390	9,037
Stock-based compensation expense	30,800	25,046
Net change in unrealized interest on held to maturity securities	4,258	14
Change in fair value of sales-based earnout liability	(1,364)	927
Accretion of acquisition consideration payable	—	634
Inventory write-down	934	1,037
Changes in assets and liabilities:
Accounts receivable, net	(9,957)	10,095
Inventories	(10,500)	(6,953)
Prepaid expenses and other assets	(1,235)	451
Accounts payable	6,880	(2,673)
Accrued expenses and other liabilities	4,196	1,296
Net cash provided by operating activities	31,185	15,034
Cash flows from investing activities
Purchase of held to maturity securities	(113,580)	(124,454)
Proceeds from maturity of held to maturity securities	610,782	177,089
Purchase of property and equipment	(13,316)	(16,310)
Cash paid for intangibles	(207)	(132)
Net cash provided by investing activities	483,679	36,193
Cash flows from financing activities
Tax withholding paid on behalf of employees for net share settlement	(27,831)	(13,479)
Payments for debt financing costs	(1,350)	—
Payment of contingent consideration towards earnouts	(3,966)	(5,013)
Net cash used in financing activities	(33,147)	(18,492)
Net increase in cash and cash equivalents	481,717	32,735
Cash and cash equivalents
Beginning of period	16,759	6,106
End of period	$498,476	$38,841
Supplemental disclosure of cash flow information
Income taxes paid	34	83
Supplemental disclosure of noncash investing and financing activities
Liabilities recorded for property, plant and equipment, net	3,656	13,492
Accrued deferred financing costs	650	—
Right-of-use assets acquired under operating leases	113	405
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Notes To Unaudited Condensed Consolidated Financial Statements
Note 1. The Company and Basis of Presentation
SiTime Corporation (the “Company” or "SiTime") was incorporated in the State of Delaware in December 2003. The Company is a leading provider of Precision timing ("Precision Timing") solutions to the global electronics industry, providing the timing functionality that is needed for electronics to operate reliably and accurately. The Company's products have been designed to address a wide range of applications across a broad array of end markets. The Company operates a fabless business model and leverages its global network of distributors to address the broad set of end markets that it serves.
The accompanying interim condensed consolidated financial statements have been prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto filed with the U.S. Securities and Exchange Commission ("SEC") on Form 10-K for the fiscal year ended December 31, 2025. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, of a normal, recurring nature necessary to provide a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, for any future year, or for any other future interim period.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant areas requiring the use of management estimates and assumptions include revenue recognition, fair value of earnout liabilities, estimate of write-downs for excess and obsolete inventories, and sales reserves. Actual results could differ from those estimates.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to these accounting policies through March 31, 2026.
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
Note 2. Acquisitions
Proposed acquisition of certain assets ("Timing business") from Renesas Electronics America Inc. ("Renesas")
On February 4, 2026, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Renesas, pursuant to which Renesas will and will cause certain of its affiliates to sell, transfer, assign and convey to SiTime all of their right, title and interest in, to and under certain assets related to the timing business of Renesas Electronics Corporation for an aggregate purchase price of approximately $1,500.0 million in cash (“Cash Consideration”) and 4.13 million shares of our common stock (such consideration, the “Stock Consideration”), subject to certain adjustments as set forth in the Asset Purchase Agreement (the “Acquisition”). As described in greater detail in the Asset Purchase Agreement, the Stock Consideration will be determined based on the volume-weighted average price of our common stock for the period of 10 consecutive trading days ending on the third full trading day prior to the consummation of the Acquisition (the “Closing”), subject to a floor price of $308.6686 and a ceiling price of $417.6104, which could result in approximately 3.59 million shares to 4.86 million shares being issued. Mr. Hidetoshi Shibata, CEO of Renesas, will join SiTime’s Board of Directors after the close of the transaction.
The Closing is subject to the satisfaction of certain customary conditions, including the accuracy of each party’s representations and warranties as of the Closing, subject in certain instances, to certain materiality and other thresholds, the performance by each party of its obligations and covenants under the Asset Purchase Agreement in all material respects, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other governmental approvals in certain foreign jurisdictions.
Also on February 4, 2026, in connection with our entry into the Asset Purchase Agreement, we entered into a debt financing commitment letter (the “Commitment Letter”) with Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (collectively, “Wells Fargo”), pursuant to which Wells Fargo has committed to provide us with debt financing to fund a portion of the Cash Consideration in an aggregate principal amount of up to $900.0 million in the form of a 364-day senior secured bridge loan facility (the “Bridge Facility”), subject to customary conditions. Subject to market conditions and other factors, in lieu of all or a portion of the Bridge Facility, we may fund a portion of the Acquisition consideration through one or more bank financing or capital markets transactions. The consummation of the Acquisition is not conditioned on the availability of the Bridge Facility or any alternative financing. The unamortized portion of the debt issuance costs related to the Bridge Facility and future financing transactions amounting to $2.0 million is included in "Other assets" in the condensed consolidated balance sheets as of March 31, 2026.
Note 3. Fair Value Measurements
Cash equivalents
At March 31, 2026 and December 31, 2025, highly liquid money market funds of $484.6 million and $0.4 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of March 31, 2026 and December 31, 2025, the Company had purchased Treasury Bills with maturities ranging from 3 to 6 months, which the Company intends to hold until maturity and has classified as held-to-maturity securities. The held-to-maturity securities are recorded at amortized cost totaling $290.2 million including gross accrued interest of $3.6 million as of March 31, 2026. As of March 31, 2026, the fair value on the held-to-maturity securities was $290.2 million and the gross unrealized loss was immaterial.
As of December 31, 2025, the amortized cost of the held-to-maturity securities totaled $791.6 million including gross accrued interest of $7.8 million. As of December 31, 2025, the fair value and gross unrealized gain on the held-to-maturity securities was $792.1 million and $0.5 million, respectively.
These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in short-term investments. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable.
Sales-based earnout liability
Sales-based earnout is paid based on various multiples of future revenue to be generated through December 31, 2028 from acquired intellectual property. The estimated fair value of the sales-based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of March 31, 2026, the Company used a volatility rate of 22%, risk free rate ranging from 3.7% to 3.8%, and an expected term ranging from 0.13 years to 2.63 years.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Amount
Fair value as of January 1, 2026	$88,353
Change in the fair value during the year recorded to acquisition related costs	(1,364)
Payments made during the period	(3,966)
Fair value as of March 31, 2026	$83,023
There were no transfers between Level 1, Level 2, and Level 3 categories during any of the periods presented.

Note 4. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Accounts receivable, gross	$55,047	$45,090
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$54,997	$45,040
Inventories
Inventories consisted of the following:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Raw materials	$12,622	$13,572
Work in progress	60,307	47,485
Finished goods	18,193	20,500
Total inventories	$91,122	$81,557
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Prepaid expenses	$7,164	$6,761
Other current assets	7,269	7,514
Total prepaid expenses and other current assets	$14,433	$14,275

Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Lab and manufacturing equipment	$166,507	$158,909
Computer equipment	4,032	3,928
Furniture and fixtures	1,196	1,152
Construction in progress	16,095	15,885
Leasehold improvements	8,234	8,303
	196,064	188,177
Accumulated depreciation	(89,403)	(83,063)
Total property and equipment, net	$106,661	$105,114
Depreciation expense related to property and equipment was $6.4 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following:

	As of
	March 31, 2026			December 31, 2025

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$166,200	$(29,910)	$136,290	$166,200	$(24,534)	$141,666
Contract based royalty asset	5,900	(3,442)	2,458	5,900	(3,073)	2,827
Purchased software	3,657	(833)	2,824	3,454	(581)	2,873
Total intangible assets	$175,757	$(34,185)	$141,572	$175,554	$(28,188)	$147,366
Amortization expense for intangible assets was $6.0 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2026 is summarized as below:

(in thousands)
2026 (remainder)	$17,909
2027	23,545
2028	21,778
2029	19,874
2030	19,815
2031 and beyond	38,651
$141,572

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Accrued payroll and related benefits	$9,267	$14,007
Revenue reserves	3,024	3,655
Sales-based earnout liability, current	25,821	35,007
Short term lease liability	2,419	2,478
Other accrued expenses	12,637	7,531
Total accrued expenses and other current liabilities	$53,168	$62,678
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Sales-based earnout liability, non-current	$57,202	$53,346
Long term lease liability	537	1,132
Other non-current liabilities	58	34
Total other non-current liabilities	$57,797	$54,512
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
The Company has entered into an operating lease arrangement that has not yet commenced as of March 31, 2026. This lease primarily relates to office facilities in California. As the commencement date has not occurred, the related right‑of‑use assets and lease liabilities have not been recognized in the condensed consolidated balance sheets as of March 31, 2026. The undiscounted future minimum lease payments under this lease are approximately $83.2 million.
The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Right-of-use assets	$3,479	$4,089
Lease liabilities included in accrued expenses and other current liabilities	2,419	2,478
Lease liabilities included in other non-current liabilities	537	1,132
Total operating lease liabilities	$2,956	$3,610
Weighted-average remaining lease term (years)	1.5	1.6
Weighted-average discount rate	5.4%	5.3%

The table below presents certain information related to the lease costs for operating leases for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Operating lease cost	$741	$805
Short-term lease cost	345	505
Variable lease cost	808	1,024
Total lease cost	$1,894	$2,334
Cash paid for operating lease liabilities was $0.8 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.
Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2026:

(in thousands)
Remainder of 2026	$2,032
2027	756
2028	221
2029	82
Total minimum lease payments	3,091
Less: amount of lease payments representing interest	(135)
Present value of future minimum lease payments	2,956
Less: current obligations under leases	(2,419)
Long-term lease liabilities	$537
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
During the three months ended March 31, 2026 and March 31, 2025, the Company did not sell any shares of its common stock through Stifel under the Sales Agreement.
Equity Incentive Plans
The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three months ended March 31, 2026:

	RSU Number of Shares	Grant Date Fair Value per share	PRSU Number of Shares	Grant Date Fair Value per share	MYPSU Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2025	682,991	$150.7	312,519	$135.1	285,880	$88.6
Granted	201,282	409.9	149,725	310.5	—	—
Vested	(113,680)	179.6	(53,090)	167.8	—	—
Forfeited	(10,333)	189.6	—	—	—	—
Unvested at March 31, 2026	760,260	$214.4	409,154	$195.0	285,880	$88.6

The following summarizes the number and value of the shares withheld for employee taxes:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except share data)
Shares withheld for taxes	68,938	74,833
Amount withheld for taxes	$27,831	$13,479
In February 2026, the Compensation Committee of the Company approved PRSUs for the fiscal year 2026 with performance goals based on the achievement of relative total stockholder return with a three year performance period (the "2026 TSR PRSU Goals"). The grant-date fair value of each PRSU was determined using Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation for the awards included expected volatility of 70.5%, risk free rate of 3.5%, no expected dividend yield and expected term of 2.9 years. The Company recognizes the expense related to the 2026 TSR PRSU Goals on a graded-vesting method over the requisite performance period. These grants are included in the PRSU awards granted in the table above.
Stock-Based Compensation
The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Equity based awards
Cost of revenue	$526	$632
Research and development	10,301	10,032
Selling, general and administrative	17,847	13,016
	$28,674	$23,680

Liability based awards - to be settled in equity
Cost of revenue	$64	$68
Research and development	927	650
Selling, general and administrative	1,135	648
	$2,126	$1,366

Total stock-based compensation expense - equity and liability based	$30,800	$25,046

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$28,674	$23,680
Liability based awards - settled in equity	7,170	6,475
Stock-based compensation expense capitalized to inventory	—	(4)
Total stock-based compensation expense recorded to additional paid-in capital	$35,844	$30,151

The following table presents the unrecognized compensation costs and related weighted average period of recognition as of March 31, 2026:

	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$135.8	2.1
PRSUs	$55.5	1.5
Liability-based awards	$10.6	0.7
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
The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Loss before income taxes	$(5,203)	$(23,810)
Income tax expense	(14)	(67)
Effective tax rate	0.3%	0.3%
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
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation allowance on its deferred tax assets as of March 31, 2026.
The income tax provision was immaterial for both the three months ended March 31, 2026 and 2025. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.
As of March 31, 2026 and December 31, 2025, the Company had $2.5 million of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2026 and 2025, the Company recorded immaterial amounts related to the accrual of interest and penalties.
Note 8. Segment, Geographic and Customer Information
The Company operates in one reportable segment related to the design, development, and sale of Precision Timing solutions to the global electronics industry.
The accounting policies of the Company’s single segment and key performance measures used by the Chief Executive Officer, who is the Chief Operating Decision Maker, to assess the performance of the Company are the same as those described within Note 1 and Note 11 of the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026.
The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue	$113,567	$60,314
Less:
Product costs	30,316	18,264
Depreciation	4,343	3,200
Amortization	5,751	3,579
Other manufacturing overheads	6,202	4,935
Gross profit	66,955	30,336
Less:
Acquisition related costs	7,619	1,562
Interest income	(7,310)	(4,294)
Other segment items (a)	71,863	56,945
Net loss	$(5,217)	$(23,877)
(a)Other segment items include research and development expenses and selling, general and administrative expenses, primarily in the nature of nonmanufacturing expenses including salaries and stock-based compensation for employees, consulting expenses, depreciation and amortization expenses, certain other expenses, and taxes.
Note 9. Commitments and Contingencies
Legal Matters
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. We did not have any amounts accrued towards these matters as of March 31, 2026.
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
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. In addition, the Company has a multi-year agreement to purchase minimum quantities of micro-electro-mechanical systems ("MEMS") wafers and is responsible for research and development, tooling, and samples cost under the agreement. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of March 31, 2026 were as follows:

(in thousands)
Remainder of 2026	$13,136
2027	9,448
2028	8,098
Total	$30,682
Note 10. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(5,217)	$(23,877)
Weighted average shares used to compute basic and diluted net loss per share	26,343	23,653
Net loss attributable to common stockholders per share, basic and diluted	$(0.20)	$(1.01)
Potential dilutive securities include dilutive common shares from share-based awards attributable to the restricted stock unit awards calculated using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended March 31, 2026 and 2025, the Company had 515,319 and 468,358 potential shares from restricted stock units that are anti-dilutive, respectively.

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
We are a leading provider of Precision Timing solutions to the global electronics industry. Our Precision Timing products are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and accurately. We provide Precision Timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into over 400 applications across our target markets, including artificial intelligence ("AI") systems, datacenter, communications, and enterprise, automotive, industrial, aerospace, defense, mobile, Internet of Things ("IoT"), and consumer. Our current solutions include various types of oscillators, as well as clock integrated circuits ("ICs"), resonators, and synchronization software.
We believe that the total timing market is approximately $11 billion in size and growing. Since our founding, we have focused on the high-end portion of the market, i.e. Precision Timing. Historically, our revenue has been substantially derived from sale of oscillator systems across our target end markets. In the past, we have benefitted from the strong growth in AI datacenter deployments.
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

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands except percentage)
Revenue	$113,567	$60,314	$53,253	88%
Revenue increased by $53.3 million, or 88%, for the three months ended March 31, 2026 compared to the same period in the prior year primarily driven by demand for our products in the AI and datacenter applications. The increase was primarily related to an in average selling prices of our products due to change in mix of the products we shipped as well as an increase in sales volume.
Our top three customers by revenue, which are distributors, together accounted for approximately 66% and 64% of our revenue for the three months ended March 31, 2026 and 2025, respectively. Revenue attributable to our largest ten end customers accounted for 67% and 64% for the three months ended March 31, 2026 and 2025, respectively. Our end customers predominantly purchase our products from distributors.
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

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands except percentage)
Cost of Revenue	$46,612	$29,978	$16,634	55%
Gross Profit	$66,955	$30,336	$36,619	121%
Gross Margin	59.0%	50.3%
Gross profit increased by $36.6 million in the three months ended March 31, 2026 compared to the same period in the prior year. Gross profit increased $41.1 million mainly from higher revenue which was partially offset by higher other manufacturing and overhead costs of $2.4 million, consisting of depreciation and amortization, and charges associated with inventory write-downs, and higher amortization from acquired intangibles of $2.2 million.
Gross margin was higher by 8.7% in the three months ended March 31, 2026 compared to the same period in the prior year. The gross margins increased by 4.9% due to impact of leverage from higher revenue, 3.1% due to a change in the mix of products shipped, and 0.6% due to lower stock-based compensation cost.
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

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands except percentage)
Operating Expenses:
Research and development	$32,738	$30,026	$2,712	9%
Selling, general and administrative	38,937	26,856	12,081	45%
Acquisition related costs	7,619	1,562	6,057	388%
Total operating expenses	$79,294	$58,444	$20,850	36%
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
Research and development expense increased by $2.7 million, or 9%, for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to an increase in higher other personnel costs of $2.3 million and increase in headcount resulting in higher stock-based compensation expense of $0.5 million.
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
Selling, general and administrative expense increased by $12.1 million, or 45%, for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to an increase in headcount resulting in higher stock-based compensation expense of $5.6 million, higher other personnel costs of $2.6 million, higher sales commissions payouts from higher sales of $2.2 million, higher consulting and legal fees of $0.9 million, and higher travel costs of $0.4 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the proposed acquisition of Renesas' timing business, and also include changes in the fair value of the sales-based earnout liability related to our prior acquisition.
Acquisition related costs increased by $6.1 million, or 388%, for the three months ended March 31, 2026, primarily due to one-time costs of $9.0 million incurred towards the acquisition of Renesas' timing business, offset by lower accretion of earnouts by $2.3 million due to lower remaining amount payable.
We expect to incur incremental costs in 2026 and beyond as the Acquisition closes, as well as arising from changes in the fair value of the sales-based earnout liability.

Interest Income
Interest income consists primarily of interest income on short term investments.

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands except percentage)
Interest Income	$7,310	$4,294	$3,016	70%
Interest income increased by $3.0 million or 70% for the three months ended March 31, 2026, compared to the same period in the prior year due to an increase in average investment balance during the period, through funds raised in the follow-on public offering in June 2025, partially offset by lower interest rates.
Other (Expense) Income, net
Other (expense) income, net consists primarily of foreign exchange gains and losses.

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands except percentage)
Other (expense) income, net	$(174)	$4	$(178)	(4450%)
Other (expense) income, net, decreased by $0.2 million for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to net unrealized losses on foreign exchange rates from activities in our foreign subsidiaries resulting from exchange rate fluctuations.
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

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands except percentage)
Income tax expense	$(14)	$(67)	$53	(79%)
Liquidity and Capital Resources
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $498.5 million and $16.8 million, respectively. As of March 31, 2026 and December 31, 2025, we also held $290.2 million and $791.6 million of short-term investments, respectively, in held-to-maturity securities that consisted of treasury bills. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services or technologies in the future.
In February 2024, we entered into a Sales Agreement with Stifel, under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. We used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. During the three months ended March 31, 2026, we did not sell any shares of its common stock through Stifel under the Sales Agreement.
Also on February 4, 2026, in connection with our entry into the Asset Purchase Agreement, we entered into a debt financing commitment letter with Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, pursuant to which Wells Fargo has committed to provide us with debt financing to fund a portion of the Cash Consideration in an aggregate principal amount of up to $900.0 million in the form of a 364-day senior secured bridge loan facility ("Bridge

Facility"). Subject to market conditions and other factors, in lieu of all or a portion of the Bridge Facility, we may fund a portion of the Acquisition consideration through one or more bank financing or capital markets transactions.
Our purchase obligations primarily include non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement, and design and simulation licenses. For information about our contractual obligations refer to "Note 5 - Leases" and "Note 9 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for the period ended March 31, 2026.
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
The table below summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$31,185	$15,034
Net cash provided by investing activities	483,679	36,193
Net cash used in financing activities	(33,147)	(18,492)
Net increase in cash and cash equivalents	$481,717	$32,735
Operating Activities
In the three months ended March 31, 2026, net cash provided by operating activities of $31.2 million was primarily due to a net loss of $5.2 million, offset by non-cash expenses of $47.0 million and change in operating assets and liabilities of $10.6 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, change in fair value of sales based earnout liability, inventory write-down and net change in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash generated primarily due to an increase in accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments, partially offset by an increase in our accounts receivables due to timing of shipments, an increase in inventories as we built our wafer inventory levels, and an increase in prepaid expenses and other assets due to timing of payment to vendors.
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
In the three months ended March 31, 2026, net cash provided by investing activities was $483.7 million. We generated proceeds of $610.8 million from maturities of the short-term investments in held-to-maturity securities. These proceeds were offset by payments of $113.6 million to purchase short-term investments in held-to-maturity securities and $13.5 million to purchase manufacturing equipment and intangibles to support the general business operations.
Financing Activities
Our financing activities primarily consisted of payments of withholding taxes on RSUs, and payment of earnouts. During the three months ended March 31, 2026, we did not sell any shares of our common stock through Stifel under the Sales

Agreement. We paid tax withholdings on behalf of employees for net share settlement of $27.8 million, earnouts of $4.0 million related to the Aura transaction, and $1.4 million towards debt issuance costs relating to the Bridge Facility.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements and accompanying disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. The Securities and Exchange Commission (the "SEC"), has defined a company’s critical accounting estimates as estimates that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting estimates to be as follows: (1) revenue recognition (2) business combinations, and (3) inventory. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information not presently available. Actual results may differ significantly from these estimates if the assumptions, judgments, and conditions upon which they are based turn out to be inaccurate. Management believes that there have been no significant changes to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Finland, France, Germany, India, Japan, Korea, Malaysia, the Netherlands, Singapore, Taiwan, and Ukraine. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging program with respect to foreign currency exchange risk.
Interest Rate Risk
We had cash and cash equivalents of $498.5 million and $16.8 million as of March 31, 2026 and December 31, 2025, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $290.2 million and $791.6 million consisting of treasury bills as of March 31, 2026 and December 31, 2025. Such interest-earning instruments carry a degree of interest rate risk. During the three months ended March 31, 2026, we have generated $7.3 million in interest income through our investment balance.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2026, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments of $290.2 million, by an increase or decrease of approximately $0.7 million for the three months ended March 31, 2026.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a global company and therefore our business, results of operations, and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as rising inflation, recession, equity market volatility, geopolitical tensions, war, declines in income or asset values, decreased spending, changes to fuel and other energy costs, public health crises, supply chain disruptions, ongoing changes to U.S. trade policies, and uncertainty related thereto and responses by foreign governments to such policies, and global banking concerns have caused economic volatility, which has and may continue to harm our business, financial condition, and results of operations, and may cause an extended downturn in the worldwide economy, which would further harm our business, financial condition and results of operations. Tariffs and escalations of trade tensions may result in long-term impact to global trade. In addition, geopolitical conflicts, such as the current conflict in the Middle East, may disrupt trade routes and supply chains. Economic volatility and adverse economic conditions have affected and may continue to affect the demand for our products and our customers’ products. Reduced demand for our customers’ products may lead to a buildup of inventory at many of our customers, including distributors, and their affiliates, partners, and contract manufacturers, which may adversely affect demand for our products. Reduced demand for our products could result in significant decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict.
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
We are subject to the cyclical nature of the semiconductor industry, which can result in over- or under-supply of required electronic components from time to time.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand, such as the current supply constraints related to the memory hardware. From time to time, these factors, together with changes in macroeconomic conditions, can cause significant upturns and downturns in the semiconductor industry, and in our business. For example, if our customers are unable to procure necessary memory hardware, they may be unable to manufacture or ship their systems in a timely manner, which could reduce demand for our products and adversely affect our revenue and operating results. Downturns in the semiconductor industry have been characterized by diminished product demand, production overcapacity, high inventory levels for us and our customers, and erosion of average selling prices. For example, in 2023 we experienced, and we may in the future experience, customer inventory adjustments that may adversely affect our results of operations. Any downturns in the semiconductor industry could harm our business, financial condition, and results of operations. Any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. To support our current growth plans, we are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. We cannot predict the duration or timing of any downturn or upturn in the semiconductor industry.
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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 66% and 64% of our revenue for the three months ended March 31, 2026 and 2025, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 67% and 64% of our revenue for the three months ended March 31, 2026 and 2025, respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including, but not limited to, Pernas Electronics Co., Ltd., Arrow Electronics, Inc., and Quantek Technology Corporation, we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
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
If market demand for wafers or production and assembly materials increases, if a supplier of our wafers fails to procure materials needed for manufacture of our products, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently have a ten-year supply agreement with Bosch for the fabrication of our MEMS wafers. The initial term of this supply agreement is through February 2027 and renews automatically. We currently rely primarily on Bosch and Teledyne Digital Imaging Inc. ("Teledyne") for our MEMS fabrication, and primarily on TSMC and United Microelectronics Corporation ("UMC") for our analog circuits fabrication, and any disruption in the supply of wafers or any increases in the wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. In the past, we have been impacted by a number of industry-wide supply constraints affecting the supply of analog circuits manufactured by certain foundries, including TSMC, and affecting outsourced semiconductor assembly and test providers (“OSATs”), which limited our ability to fully satisfy an increase in demand for some of our products. Moreover, wafers constitute a large portion of our product cost. If we are unable to negotiate volume discounts or otherwise purchase wafers at favorable prices and in sufficient quantities in a timely manner, our ability to ship our solutions to our customers on time and in the quantity required could be adversely affected, which in turn could cause an unanticipated decline in our sales, harm to our customer relationships, and our gross margins to be adversely affected.
To ensure continued wafer supply, we may be required to establish alternative wafer supply sources, which could require significant expenditures and limit our negotiating leverage. We currently rely on Bosch, TSMC, UMC, and Teledyne as our primary foundries and suppliers for our MEMS timing devices and analog circuits, and only a few foundry vendors have the capability to manufacture our most advanced solutions, in particular with respect to our MEMS technology. If we engage alternative supply sources, we may incur additional costs and encounter difficulties and/or delays in qualifying the supply sources. For example, we previously had a license agreement with Bosch under which Bosch granted us a license to use certain patents. Under this agreement, we were required to pay a royalty fee to Bosch if we engaged third parties to manufacture, or if we decided to manufacture ourselves, certain generations of our MEMS wafers. In addition, shipments could be significantly delayed while these sources are qualified for volume production. If we are unable to maintain our relationship with Bosch, TSMC, UMC, or Teledyne, our ability to produce high-quality products could suffer, which in turn could harm our business, financial condition, and results of operations.
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
While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended December 31, 2025.

A significant portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, and India. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 93% and 93% of our revenue for the three months ended March 31, 2026 and 2025, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
Our revenue has fluctuated over time. Our revenue was $113.6 million and $60.3 million for the three months ended March 31, 2026 and 2025, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.
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
Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support, government support, and other resources are more established than we are, and have significantly better brand recognition and broader product offerings. This may enable them to better withstand downturns in the timing market in which we compete, as well as adverse economic or market conditions. Our ability to compete successfully will depend on a number of factors, including:
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
We have in the past, and may in the future, seek to acquire other businesses, products, or technologies. For example, in December 2023, we closed the acquisition of certain assets and an exclusive license to certain intellectual property of Aura. Also, on February 4, 2026, we entered into the Asset Purchase Agreement with Renesas, pursuant to which Renesas will and will cause certain of its affiliates to sell, transfer, assign and convey to SiTime all of their right, title and interest in, to and under certain assets related to the timing business of Renesas ("the Renesas Acquisition"). Additionally, until the transactions contemplated by the Asset Purchase Agreement are consummated, we are subject to certain restrictions that may limit our ability to pursue other acquisitions. If the transactions contemplated by the Asset Purchase Agreement are delayed or ultimately not completed, we may lose the opportunity to pursue alternative transactions or strategic initiatives that could have enhanced stockholder value. Our ability to make such acquisitions and successfully integrate personnel, technologies, or operations of these acquired businesses is unproven. If we complete acquisitions, we may not achieve the combined revenue, cost synergies, or other benefits from the acquisition that we anticipate, strengthen our competitive position, or achieve our other strategic goals in a timely manner, or at all, and these acquisitions may be viewed negatively by our customers, financial markets, or investors. For example, following the closing of the Renesas Acquisition, we will rely on Renesas to supply products and support customer deliveries pursuant to a transitional services arrangement. If Renesas if unable to satisfactorily perform, we could be exposed to operational risk, which would negatively impact our ability to meet customer demand, and harm our operating results. In addition, any acquisitions we make may create difficulties in integrating personnel, technologies, and operations from the acquired businesses and in retaining and motivating key personnel. For example, if we fail to successfully integrate Renesas employees into our corporate culture, or fail to integrate the products, features, and technologies associated with the Renesas Acquisition in a timely fashion, our business and reputation could be significantly harmed. Further, the integration process for the Renesas Acquisition may require significant time and resources, and we may not be able to manage the process successfully. We may encounter challenges with incorporating the acquired products, features, and technologies while maintaining quality and security standards, or we may fail to identify security vulnerabilities in acquired technology, assets, or data, prior to integration with our technology and systems. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, cause us to forgo other potential transactions or internal projects, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, and results of operations. Acquisitions may also reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities, or the incurrence of debt, any of which could harm our business, financial condition, and results of operations. Further, acquisitions may result in charges such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill, as well as contingent liabilities, adverse tax consequences, additional share-based compensation expense, and other charges that could adversely affect our results of operations.
These transactions, including the Renesas Acquisition, or parts of any such transactions, may fail to be completed due to factors such as: failure to obtain regulatory or other required approvals, disputes or litigation, or difficulties obtaining financing for the transaction. Even if we fail to complete an acquisition, we may have incurred significant expenses in connection with such transaction and the failure to complete a pending acquisition may result in negative publicity and a negative perception of us among the investment community.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of March 31, 2026, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million in allowance for credit losses as of March 31, 2026 and December 31, 2025, respectively. However, if our credit losses were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.
We may need to raise additional funds in the future. For example, on February 4, 2026, in connection with the Renesas Acquisition, we entered into the Commitment Letter with Wells Fargo pursuant to which Wells Fargo has committed to provide us with debt financing to fund a portion of the Cash Consideration in the form of the Bridge Facility. These required or additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, stockholders may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations or limit our production activities, and we may not be able to expand our business, develop or enhance our solutions, take advantage of business opportunities, or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our products.
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
We may seek, or be required to seek, debt financing. For example, on February 4, 2026, in connection with the Renesas Acquisition, we entered into the Commitment Letter with Wells Fargo, pursuant to which Wells Fargo has committed to provide us with debt financing to fund a portion of the Cash Consideration in the form of the Bridge Facility. These required financing may not be available on terms acceptable to us, or at all. The terms of any financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If financing is not available when required or is not available on acceptable terms, it could harm our liquidity position and we may have to scale back our operations or limit our production activities, which in turn would harm our business, operating results, and financial condition.
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
As of December 31, 2025, we had U.S. federal, state and foreign NOL carryforwards of approximately $344.3 million, $85.1 million and $0.2 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $3.9 million and $3.6 million, respectively. The U.S. federal, state, and the foreign NOL carryforwards begin to expire in 2028. The U.S. federal research and development tax credit carryforwards began to expire in 2025 and the state research and development tax credit carryforwards carry forward indefinitely. These NOL and U.S. federal tax credit carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change last occurred in 2014 and concluded that it had no impact on U.S. federal and California NOLs or on U.S. federal research and development credits. Our initial public offering in November 2019 and our follow-on offering on June 27, 2025 did not result in a change in ownership of greater than 50% under Section 382. We also had a follow-on offering on June 16, 2020, which resulted in greater than 50% change under Section 382. We completed an updated Section 382 analysis based on this new change event and determined that it will not prohibit us from eventually utilizing our carryforwards. We updated the Section 382 analysis through December 31, 2025, and concluded there have not been any additional ownership changes as defined under Section 382 since the June 16, 2020 follow-on offering. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it would harm our future business, financial condition, and results of operations by effectively increasing our future tax obligations. In addition, under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law in 2020, an NOL from a tax year beginning in 2018, 2019 or 2020 can be carried back five years and would not be subject to the 80%-of-income limitation if they are exhausted during the five-year carryback period or during 2018, 2019 or 2020. We will not carry back any NOLs as they did not have taxable income in prior years.
Risks Related to Intellectual Property
Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition, and results of operations.
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of March 31, 2026, we had 148 issued U.S. patents, expiring generally between 2026 and 2043, and 49 pending U.S. patent applications (including 11 provisional applications). We also had 6 foreign issued patents expiring in 2036 and 12 pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology may make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
Based on the latest filings with the SEC, holders of 5% or more of our common stock and their affiliates, beneficially owned approximately 46.7% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2026. As a result, this group of stockholders has the ability to significantly influence us through this ownership position.
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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, including MegaChips, or the perception in the market that a large number of stockholders intend to sell their shares. Following the anticipated closing of the Acquisition, Renesas is expected to be a significant stockholder of our common stock. The sale or potential sale of a substantial number of shares of our common stock by Renesas, or the perception that such sales could occur, could adversely affect the market price of our common stock.
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
Item 5. Other Information.
Trading Arrangements
During the quarter ended March 31, 2026, the following officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K of the Exchange Act) set forth in the table below, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name	Title	Action	Adoption/Termination Date	Rule 10b5-1	Expiration Date (1)	Maximum aggregate number of securities to be sold
Rajesh Vashist	Chief Executive Officer	Adoption	March 4, 2026	X	May 31, 2027	60,000
Rajesh Vashist, through Aldebran Constellation LLC	Chief Executive Officer	Adoption	March 4, 2026	X	May 31, 2027	20,000
Katherine Schuelke	Director	Adoption	February 18, 2026	X	August 7, 2026	1,290
Raman Chitkara	Director	Adoption	March 13, 2026	X	April 16, 2027	2,000
(1) Each officer's or director's trading arrangement terminates on the earliest of: (i) date stated above (ii) the first date on which all trades set forth in the trading arrangement have been executed, or (iii) such date the trading arrangement is otherwise terminated according to its terms.

Item 6. Exhibits.
The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of February 4, 2026, by and between SiTime Corporation (the “Company”) and Renesas Electronics America Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 4, 2026).

3.1	Restated Certificate of Incorporation of SiTime Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 29, 2021).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234305)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K filed February 16, 2021).

10.38+	Letter Agreement dated January 21, 2026, by and between the Company and Faraj Aalaei (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2026).

10.39
Commitment Letter, dated as of February 4, 2026, by and among the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2026).

10.40*	Fourth Amendment to Letter Agreement dated March 18, 2026, between Rajesh Vashist and SiTime Corporation

10.41*^	Lease Agreement dated March 23, 2026, by and between the Company and 3250 Jay Street Owner LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
*Filed herewith.
+Indicates a management contract or compensatory plan

^Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because the omitted information is (a) not material and (b) the type of information that the Company both customarily and actually treats as private and confidential. In addition, certain exhibits and schedules to the exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
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

SiTime Corporation

Date: May 6, 2026	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)