Form 10-Q
period 2026-06-30
SITIME Corp
filed 2026-08-06
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2026, the registrant had 30,071,036 shares of common stock, $0.0001 par value per share, outstanding.

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
•We have in the past and may in the future make business investments that could hurt our ability to grow our business, develop new products or sell our products;
•We have in the past and may in the future make acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, and harm our business;
•We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations or acceptable terms, or at all;
•Our leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, divert our cash flow from operations for any debt payments and prevent us from meeting our debt obligations;
•The capped call transactions may affect the value of the Notes and our common stock, and subject us to counterparty risk;
•Our credit agreement currently imposes and any other debt we incur may impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SiTime Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$1,921,141	$16,759
Short-term investments in held-to-maturity securities	—	791,648
Accounts receivable, net	88,706	45,040
Inventories	103,904	81,557
Prepaid expenses and other current assets	20,114	14,275
Total current assets	2,133,865	949,279
Property and equipment, net	114,387	105,114
Intangible assets, net	136,023	147,366
Right-of-use assets, net	9,859	4,089
Goodwill	87,098	87,098
Other assets	24,291	1,753
Total assets	$2,505,523	$1,294,699
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$28,895	$21,327
Accrued expenses and other current liabilities	80,841	62,678
Total current liabilities	109,736	84,005
Convertible senior notes, net	1,317,556	—
Other non-current liabilities	53,179	54,512
Total liabilities	1,480,471	138,517
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 26,512 and 26,299 shares issued and outstanding at June 30, 2026 and December 31, 2025	3	3
Additional paid-in capital	1,237,014	1,381,083
Accumulated deficit	(211,965)	(224,904)
Total stockholders’ equity	1,025,052	1,156,182
Total liabilities and stockholders’ equity	$2,505,523	$1,294,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$157,432	$69,494	$270,999	$129,808
Cost of revenue	58,290	33,442	104,902	63,421
Gross profit	99,142	36,052	166,097	66,387
Operating expenses:
Research and development	36,117	30,563	68,854	60,589
Selling, general and administrative	46,301	28,228	85,237	55,086
Acquisition related costs	8,509	1,872	16,129	3,433
Total operating expenses	90,927	60,663	170,220	119,108
Income (loss) from operations	8,215	(24,611)	(4,123)	(52,721)
Interest income	12,545	4,263	19,854	8,557
Interest expense	(2,247)	—	(2,247)	—
Other (expense) income, net	(317)	204	(492)	210
Income (loss) before income taxes	18,196	(20,144)	12,992	(43,954)
Income tax expense	(40)	(35)	(53)	(102)
Net income (loss)	$18,156	$(20,179)	$12,939	$(44,056)
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$18,156	$(20,179)	$12,939	$(44,056)
Net income (loss) per share attributable to common stockholders, basic	$0.69	$(0.84)	$0.49	$(1.85)
Net income (loss) per share attributable to common stockholders, diluted	$0.66	$(0.84)	$0.47	$(1.85)
Weighted-average shares used to compute basic net income (loss) per share	26,450	23,923	26,397	23,790
Weighted-average shares used to compute diluted net income (loss) per share	27,490	23,923	27,335	23,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 2026	26,397	$3	$1,389,096	$(230,121)	$1,158,978
Stock-based compensation expense	—	—	28,902	—	28,902
Net income	—	—	—	18,156	18,156
Purchase of capped call options	—	—	(121,500)	—	(121,500)
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	115	—	(59,484)	—	(59,484)
Balances at June 30, 2026	26,512	$3	$1,237,014	$(211,965)	$1,025,052

Balances at March 31, 2025	23,722	$2	$898,390	$(205,878)	$692,514
Stock-based compensation expense	—	—	25,128	—	25,128
Net loss	—	—	—	(20,179)	(20,179)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	2,012	1	387,328	—	387,329
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	150	—	29,695	—	29,695
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	120	—	(13,806)	—	(13,806)
Balances at June 30, 2025	26,004	$3	$1,326,735	$(226,057)	$1,100,681

Balances at December 31, 2025	26,299	$3	$1,381,083	$(224,904)	$1,156,182
Stock-based compensation expense	—	—	64,746	—	64,746
Net income	—	—	—	12,939	12,939
Purchase of capped call options	—	—	(121,500)	—	(121,500)
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	213	—	(87,315)	—	(87,315)
Balances at June 30, 2026	26,512	$3	$1,237,014	$(211,965)	$1,025,052

Balances at December 31, 2024	23,598	$2	$881,718	$(182,001)	$699,719
Stock-based compensation expense	—	—	55,278	—	55,278
Net loss	—	—	—	(44,056)	(44,056)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	2,012	1	387,328	—	387,329
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	150	—	29,695	—	29,695
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	244	—	(27,284)	—	(27,284)
Balances at June 30, 2025	26,004	$3	$1,326,735	$(226,057)	$1,100,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$12,939	$(44,056)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	25,383	18,814
Stock-based compensation expense	61,792	51,372
Net change in unrealized interest on held to maturity securities	7,817	1,238
Change in fair value of sales-based earnout liability	620	2,365
Accretion of acquisition consideration payable	—	1,068
Inventory write-down	2,647	2,824
Amortization of financing related transaction costs	2,247	—
Changes in assets and liabilities:
Accounts receivable, net	(43,665)	11,344
Inventories	(24,995)	(10,452)
Prepaid expenses and other assets	(3,247)	(1,454)
Accounts payable	10,420	(3,487)
Accrued expenses and other liabilities	19,000	800
Net cash provided by operating activities	70,958	30,376
Cash flows from investing activities
Purchase of securities	(133,579)	(635,817)
Proceeds from maturity of securities	897,409	423,162
Purchase of property and equipment	(25,765)	(34,545)
Purchase of intangibles	(652)	(164)
Net cash provided by (used in) investing activities	737,413	(247,364)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes	1,350,000	—
Payments for capped call transactions	(121,500)	—
Payments for debt financing costs	(37,554)	—
Proceeds from issuance of common stock	—	433,091
Payments for offering costs	—	(15,088)
Tax withholding paid on behalf of employees for net share settlement	(87,315)	(27,284)
Payment of contingent consideration towards earnouts	(7,620)	(6,315)
Payment of deferred acquisition consideration payable	—	(1,000)
Net cash provided by financing activities	1,096,011	383,404
Net increase in cash and cash equivalents	1,904,382	166,416
Cash and cash equivalents
Beginning of period	16,759	6,106
End of period	$1,921,141	$172,522
Supplemental disclosure of cash flow information
Income taxes paid	82	107
Supplemental disclosure of noncash investing and financing activities
Liabilities recorded for property, plant and equipment, net	6,097	2,605
Unpaid offering costs	—	980
Unpaid financing costs	2,268	—
Right-of-use assets acquired under operating leases	8,027	405

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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to these accounting policies through June 30, 2026.
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
Note 2. Acquisitions
Acquisition of certain assets ("Timing business") from Renesas Electronics America Inc. ("Renesas")
On February 4, 2026, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Renesas, pursuant to which the Company agreed to acquire, subject to the terms and conditions set forth in the Asset Purchase Agreement, all of Renesas' right, title and interest in, to and under certain assets related to the timing business of Renesas Electronics Corporation.
On July 1, 2026, the Company completed the acquisition (the “Acquisition”) in accordance with the Asset Purchase Agreement, for an aggregate purchase price of approximately $1,500.0 million paid in cash and 3,558,691 shares of the Company’s common stock. The Company has performed a preliminary evaluation of the acquired set of activities and assets and concluded that the Acquisition constitutes a business within the scope of ASC 805, Business Combinations. Accordingly, the transaction will be accounted for as a business combination using the acquisition method of accounting.
The Company is in the process of evaluating the fair values of the assets acquired and liabilities assumed and has not completed the initial accounting for the Acquisition. Accordingly, the Company is unable to provide certain disclosures required by ASC 805, including the preliminary allocation of purchase consideration, the amount of goodwill expected to be recognized, and the amounts attributable to identifiable intangible assets. The Company will include the required disclosures in future filings once the valuation procedures and related analyses have been completed.
Note 3. Long-term Debt
2031 Convertible senior notes
In May 2026, the Company issued $1,350.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031 (the “Notes”), which included the full exercise of the initial purchasers’ option to purchase an additional $150.0 million principal amount of the Notes. The Notes are general unsecured obligations of the Company and will mature on June 15, 2031, unless earlier converted, redeemed or repurchased. The Notes do not bear regular cash interest. The total net proceeds from the issuance of the Notes, after deducting initial purchasers’ discounts and commissions and debt issuance costs, were approximately $1,316.8 million.
Each $1,000 principal amount of the Notes is initially convertible into 0.9611 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $1,040.47 per share of common stock, subject to adjustment upon the occurrence of specified events. The initial conversion price represents a premium of approximately 50% to the $693.66 per share closing price of the Company’s common stock on May 19, 2026. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2031, only under the following conditions:
(1)at any time during the 30 consecutive trading day period beginning on, and including, the 21st trading day of any calendar quarter commencing after the calendar quarter ending on September 30, 2026, if the last reported sale price of the Company's common stock exceeds 130% of the conversion price for each of at least 5 trading days (whether or not consecutive) during the first 20 consecutive trading days of such calendar quarter;
(2)during the 5 business day period after any 10 consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of such Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;
(3)if the Company calls any Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified distributions or corporate events.
On or after March 15, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at their option at any time, regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock, at the Company's election.
The Company may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation as set forth in the indenture), at its option, on a redemption date on or after June 20, 2029 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid special interest, if any, to, but excluding, the redemption date. In addition, the Company may also redeem for cash all, but not less than all, of the Notes at any time if the principal amount of the Notes outstanding at such time is less than 25% of the aggregate principal amount of the Notes initially issued under the indenture at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the relevant redemption date.
If the Company undergoes a fundamental change which may include, but not limited to, events such as liquidation of the Company, sale/lease/transfer of all assets of the Company and other events as defined in the indenture, subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

There have been no changes to the initial conversion price of the Notes since issuance. During the three months ended June 30, 2026, none of the conditions described above allowing holders of the Notes to convert the Notes were met and were hence not convertible during this period.
The Notes are accounted for as a single liability and were classified as long-term liabilities in the Company’s Consolidated Balance Sheets as of June 30, 2026. The issuance cost related to the Notes is amortized into interest expense over the term of the Notes at an effective interest rate of 0.49%. As of June 30, 2026, the estimated fair value of the Notes was $1,499.6 million. The fair value was determined based on quoted price of the Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy.
The net carrying amount of the Notes was as follows:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Principal	$1,350,000	$—
Unamortized issuance costs	(32,444)	—
Net carrying amount	$1,317,556	$—
Interest expense related to the Notes was $0.7 million for the three and six months ended June 30, 2026, consisting of amortization of debt issuance costs. The Notes do not bear contractual interest.
Capped call transactions
In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call”) with the underwriters or their affiliates and certain other financial institutions. The Capped Call is expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Call is initially $1,734.15 per share, and is subject to certain adjustments under the terms of the Capped Call. The Capped Call covers approximately 1.3 million shares of the Company’s common stock, subject to adjustments under the terms of the Capped Call. The Capped Call meets the conditions under the related accounting criteria for equity classification, and is recorded in Additional paid-in capital. The Capped Call will not be remeasured as long as it continues to meet the conditions for equity classification.
Revolving credit facility
On June 30, 2026, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association as administrative agent and the lenders party thereto (the "Credit Agreement"), which provides a $200.0 million revolving credit facility. As of June 30, 2026, unamortized deferred financing costs of $0.4 million associated with the revolving credit facility were recorded in Other current assets and $1.6 million were recorded in Other assets. The costs are amortized on a straight-line basis, which approximates the effective interest method, over the contractual term of the revolving credit facility of five years. No amounts were outstanding under the revolving credit facility as of June 30, 2026.
Borrowings under the revolving credit facility bear interest at variable rates based on SOFR or an alternate base rate, plus an applicable margin. The Company is also required to pay a commitment fee on the unused portion of the revolving credit facility.
The Credit Agreement contains customary affirmative and negative covenants, including restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, affiliate transactions and certain other matters. In addition, the Credit Agreement contains financial covenants requiring the Company to maintain a maximum Total Net Leverage Ratio of 4.50:1.00 for the fiscal quarter ending September 30, 2026, 4.00:1.00 for the fiscal quarters ending December 31, 2026 and March 31, 2027, and 3.50:1.00 for the fiscal quarter ending June 30, 2027 and each fiscal quarter thereafter, as well as a minimum Interest Coverage Ratio of 3.00:1.00. The Total Net Leverage Ratio covenant is subject to a 0.50:1.00 increase for four fiscal quarters following a material acquisition, as defined in the Credit Agreement.
As of June 30, 2026, the Company was in compliance with all applicable covenants under the Credit Agreement.

Note 4. Fair Value Measurements
Cash equivalents
At June 30, 2026 and December 31, 2025, highly liquid money market funds of $1.3 million and $0.4 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.
Short-term investments in held-to-maturity securities
As of December 31, 2025, the Company had purchased Treasury Bills with maturities ranging from 3 to 12 months, which the Company intended to hold until maturity and classified as held-to-maturity securities. The held-to-maturity securities were recorded at amortized cost of $791.6 million including gross accrued interest of $7.8 million. As of December 31, 2025, the fair value and gross unrealized gain on the held-to-maturity securities was $792.1 million and $0.5 million, respectively.
These treasury bills were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and were included in short-term investments. The carrying value of our investments is reviewed quarterly for changes in circumstances or the occurrence of events that suggests an investment may not be fully recoverable.
As of June 30, 2026, the Company did not hold any short-term investments.
Sales-based earnout liability
Sales-based earnout is paid based on various multiples of future revenue to be generated through December 31, 2028 from acquired intellectual property. The estimated fair value of the sales-based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of June 30, 2026, the Company used a volatility rate of 28%, risk free rate ranging from 3.7% to 4.1%, and an expected term ranging from 0.13 years to 2.38 years.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Amount
Fair value as of January 1, 2026	$88,353
Change in the fair value during the year recorded to acquisition related costs	620
Payments made during the period	(7,620)
Fair value as of June 30, 2026	$81,353
There were no transfers between Level 1, Level 2, and Level 3 categories during any of the periods presented.

Note 5. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Accounts receivable, gross	$88,756	$45,090
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$88,706	$45,040

Inventories
Inventories consisted of the following:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Raw materials	$13,794	$13,572
Work in progress	70,768	47,485
Finished goods	19,342	20,500
Total inventories	$103,904	$81,557
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Prepaid expenses	$8,580	$6,761
Other current assets	11,534	7,514
Total prepaid expenses and other current assets	$20,114	$14,275
Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Lab and manufacturing equipment	$180,963	$158,909
Computer equipment	4,161	3,928
Furniture and fixtures	1,201	1,152
Construction in progress	15,513	15,885
Leasehold improvements	9,016	8,303
	210,854	188,177
Accumulated depreciation	(96,467)	(83,063)
Total property and equipment, net	$114,387	$105,114
Depreciation expense related to property and equipment was $7.0 million and $5.9 million for the three months ended June 30, 2026 and 2025, respectively, and $13.4 million and $11.0 million for the six months ended June 30, 2026 and 2025, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following:

	As of
	June 30, 2026			December 31, 2025

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$166,200	$(35,286)	$130,914	$166,200	$(24,534)	$141,666
Contract based royalty asset	5,900	(3,810)	2,090	5,900	(3,073)	2,827
Purchased software	4,098	(1,079)	3,019	3,454	(581)	2,873
Total intangible assets	$176,198	$(40,175)	$136,023	$175,554	$(28,188)	$147,366

Amortization expense for intangible assets was $6.0 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively, and $12.0 million and $7.8 million for the six months ended June 30, 2026 and 2025, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2026 is summarized as below:

(in thousands)
2026 (remainder)	$12,011
2027	23,690
2028	21,924
2029	19,931
2030	19,816
2031 and beyond	38,651
$136,023
Other assets
Other assets consisted of the following:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Equity investment	$20,000	$—
Prepaid expenses	1,928	1,235
Other assets	2,363	518
Total other assets	$24,291	$1,753
The Company holds a non-marketable equity investment in a privately held company. This investment is accounted for under ASC 321, Investments - Equity Securities, and is carried at cost, adjusted for observable price changes and impairments. The carrying value of such investment was $20.0 million as of June 30, 2026. During the period, the Company recognized no impairment or observable price adjustment to this investment.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Accrued payroll and related benefits	$18,850	$14,007
Revenue reserves	2,916	3,655
Sales-based earnout liability, current	32,908	35,007
Short term lease liability	4,370	2,478
Other accrued expenses	21,797	7,531
Total accrued expenses and other current liabilities	$80,841	$62,678

Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Sales-based earnout liability, non-current	$48,445	$53,346
Long term lease liability	4,686	1,132
Other non-current liabilities	48	34
Total other non-current liabilities	$53,179	$54,512
Note 6. Leases
The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, Finland, Ukraine, and India, all under non-cancellable operating leases with various expiration dates through May 2036.
The remaining lease terms vary from a few months to ten years. For certain of its leases the Company has options to extend the lease term for periods varying from one to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. The Company also has variable lease payments that are primarily comprised of common area maintenance and utility charges.
The Company has entered into an operating lease arrangement that has not yet commenced as of June 30, 2026. This lease primarily relates to office facilities in California. As the commencement date has not occurred, the related right‑of‑use assets and lease liabilities have not been recognized in the condensed consolidated balance sheets as of June 30, 2026. The undiscounted future minimum lease payments under this lease are approximately $83.2 million.
The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Right-of-use assets	$9,859	$4,089
Lease liabilities included in accrued expenses and other current liabilities	4,370	2,478
Lease liabilities included in other non-current liabilities	4,686	1,132
Total operating lease liabilities	$9,056	$3,610
Weighted-average remaining lease term (years)	5.3	1.6
Weighted-average discount rate	7.2%	5.3%
The table below presents certain information related to the lease costs for operating leases for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Operating lease cost	$1,267	$822	$2,008	$1,627
Short-term lease cost	340	467	685	972
Variable lease cost	395	725	1,163	1,749
Total lease cost	$2,002	$2,014	$3,856	$4,348
Cash paid for operating lease liabilities was $1.5 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively.

Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2026:

(in thousands)
Remainder of 2026	$2,731
2027	2,538
2028	899
2029	793
2030	701
2031 and beyond	3,683
Total minimum lease payments	11,345
Less: amount of lease payments representing interest	(2,289)
Present value of future minimum lease payments	9,056
Less: current obligations under leases	(4,370)
Long-term lease liabilities	$4,686
Note 7. Stockholders’ Equity
At-The-Market offering
On February 27, 2024, the Company entered into a Sales Agreement ("Sales Agreement"), with Stifel, Nicolaus & Company, Incorporated ("Stifel"), under which the Company may offer and sell from time to time at its sole discretion, up to an aggregate of 1,200,000 shares of its common stock, par value $0.0001 per share, through Stifel acting as its sales agent.
During the three and six months ended June 30, 2026, the Company did not sell any shares of its common stock through Stifel under the Sales Agreement.
During the three and six months ended June 30, 2025, the Company sold 150,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $203.94 per share resulting in net proceeds to the Company of $29.7 million, after deducting underwriting discounts and commissions of $0.6 million and offering costs of $0.3 million.
Follow-on public offering
On June 27, 2025, the Company completed a follow-on public offering, in which it issued and sold 2,012,500 shares of its common stock, resulting in net proceeds to the Company of $387.3 million after deducting underwriting discounts and commissions of $14.1 million and deferred offering costs of $1.1 million.
Equity Incentive Plans
The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three and six months ended June 30, 2026:

	RSU Number of Shares	Grant Date Fair Value per share	PRSU Number of Shares	Grant Date Fair Value per share	MYPSU Number of Shares	Grant Date Fair Value per share

Unvested at December 31, 2025	682,991	$150.7	312,519	$135.1	285,880	$88.6
Granted	201,282	409.9	149,725	310.5	—	—
Vested	(113,680)	179.6	(53,090)	167.8	—	—
Forfeited	(10,333)	189.6	—	—	—	—
Unvested at March 31, 2026	760,260	$214.4	409,154	$195.0	285,880	$88.6
Granted	50,244	562.6	—	—	—	—
Vested	(129,792)	213.1	—	—	(71,470)	88.6
Forfeited	(7,182)	251.2	—	—	—	—
Unvested at June 30, 2026	673,530	$240.1	409,154	$195.0	214,410	$88.6

The following summarizes the number and value of the shares withheld for employee taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except share data)
Shares withheld for taxes	85,870	67,281	154,808	141,880
Amount withheld for taxes	$59,484	$13,806	$87,315	$27,284
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
Stock-Based Compensation
The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Equity based awards
Cost of revenue	$602	$762	$1,128	$1,394
Research and development	9,286	10,171	19,586	20,202
Selling, general and administrative	17,933	13,409	35,780	26,425
	$27,821	$24,342	$56,494	$48,021

Liability based awards - to be settled in equity
Cost of revenue	$97	$63	$161	$132
Research and development	1,215	873	2,142	1,523
Selling, general and administrative	1,860	1,048	2,995	1,696
	$3,172	$1,984	$5,298	$3,351

Total stock-based compensation expense - equity and liability based	$30,993	$26,326	$61,792	$51,372

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$27,821	$24,342	$56,494	$48,021
Liability based awards - settled in equity	1,081	962	8,252	7,437
Stock-based compensation expense capitalized to inventory	—	(176)	—	(180)
Total stock-based compensation expense recorded to additional paid-in capital	$28,902	$25,128	$64,746	$55,278

The following table presents the unrecognized compensation costs and related weighted average period of recognition as of June 30, 2026:

	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$139.6	2.0
PRSUs	$49.4	1.2
Liability-based awards	$9.2	0.6
Note 8. Income Taxes
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
The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Income (loss) before income taxes	$18,196	$(20,144)	$12,992	$(43,954)
Income tax expense	(40)	(35)	(53)	(102)
Effective tax rate	(0.2%)	0.2%	(0.4%)	0.2%
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
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation allowance on its deferred tax assets as of June 30, 2026.
The income tax provision was immaterial for both the three and six months ended June 30, 2026 and 2025. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.
As of June 30, 2026 and December 31, 2025, the Company had $2.5 million of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2026 and 2025, the Company recorded immaterial amounts related to the accrual of interest and penalties.
Note 9. Segment, Geographic and Customer Information
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
The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenue	$157,432	$69,494	$270,999	$129,808
Less:
Product costs	41,444	20,074	71,761	38,339
Depreciation	4,724	3,838	9,066	7,038
Amortization	5,751	3,579	11,501	7,158
Other manufacturing overheads	6,371	5,951	12,574	10,886
Gross profit	99,142	36,052	166,097	66,387
Less:
Acquisition related costs	8,509	1,872	16,129	3,433
Interest income	(12,545)	(4,263)	(19,854)	(8,557)
Other segment items (a)	85,022	58,622	156,883	115,567
Net income (loss)	$18,156	$(20,179)	$12,939	$(44,056)
(a)Other segment items include research and development expenses and selling, general and administrative expenses, primarily in the nature of nonmanufacturing expenses including salaries and stock-based compensation for employees, consulting expenses, depreciation and amortization expenses, interest expense, certain other expenses, and taxes.
Note 10. Commitments and Contingencies
Legal Matters
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. We did not have any amounts accrued towards these matters as of June 30, 2026.
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
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. In addition, the Company has a multi-year agreement to purchase minimum quantities of micro-electro-mechanical systems ("MEMS") wafers and is responsible for research and development, tooling, and samples cost under the agreement. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Total future non-cancelable purchase commitments as of June 30, 2026 were as follows:

(in thousands)
Remainder of 2026	$20,215
2027	9,856
2028	8,585
2029	337
Total	$38,993
Note 11. Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$18,156	$(20,179)	$12,939	$(44,056)
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	26,450	23,923	26,397	23,790
Dilutive effect of employee equity incentive plans	1,040	—	938	—
Weighted average shares used to compute diluted net income (loss) per share	27,490	23,923	27,335	23,790
Net income (loss) attributable to common stockholders per share, basic	$0.69	$(0.84)	$0.49	$(1.85)
Net income (loss) attributable to common stockholders per share, diluted	$0.66	$(0.84)	$0.47	$(1.85)
Potential dilutive securities include dilutive common shares from share-based awards attributable to the restricted stock unit awards calculated using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended June 30, 2026 and 2025, the Company had 1,029 and 403,246 potential shares from restricted stock units that are anti-dilutive, respectively. During the six months ended June 30, 2026 and 2025, the Company had 13,826 and 455,502 potential shares from restricted stock units that are anti-dilutive, respectively.
The Company calculates diluted earnings per share for its convertible senior notes using the if-converted method. For the three and six months ended June 30, 2026, the shares issuable upon conversion of the convertible senior notes were excluded from diluted earnings per share because the effect of including such shares would have been anti-dilutive. The related capped call transactions were also excluded from diluted earnings per share because they are anti-dilutive.

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
Today’s newer applications are driving the need for faster connectivity and lower latency, even when the electronics is subject to non-ideal conditions. Our Precision Timing solutions are designed to be resilient to such harsh environmental stressors which provides a benefit to our customers. For example, AI Infrastructure equipment is becoming more dense, and is subject to rapid temperature changes within the system, but still needs to deliver maximum performance and reliability. In the communications market, a 5G small cell radio mounted on a pole next to a road or rail line is subject to the vibration of passing heavy trucks or trains. These conditions make our Precision Timing solutions a natural choice in such applications. Our solutions are also utilized in automotive electronics, including advanced driver assistance systems for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock, and vibration. For the aerospace and defense market, our solutions provide high reliability and lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions offer high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.
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
SiTime is now a key provider of all differentiated products in timing - oscillators, clocks, and resonators combined with synchronization software and deep engineering expertise in Precision Timing solutions.
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

In May 2026, the Company issued $1,350.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031. The proceeds were used to fund a portion of the cash consideration of $1,500.0 million paid in connection with the acquisition of the Timing business from Renesas, which was completed on July 1, 2026. Additionally, the Company issued 3,558,691 shares of the Company’s common stock towards this acquisition.
Results of Operations
Revenue
We derive revenue primarily from sales of Precision Timing solutions to distributors. We also sell products directly to some of our end customers. Our sales are made pursuant to standard purchase orders which may be cancelled, reduced, or rescheduled, with little or no notice. We recognize product revenue upon shipment when we satisfy our performance obligations as evidenced by the transfer of control of our products to customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products. During 2026, demand for our products was positively impacted by increased investment in AI and datacenter related applications. The extent and duration of this demand remain uncertain, and there can be no assurance that AI and datacenter related market growth or customer spending will continue at current levels in future periods.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Revenue	$157,432	$69,494	$87,938	127%	$270,999	$129,808	$141,191	109%
Revenue increased by $87.9 million, or 127%, for the three months ended June 30, 2026 compared to the same period in the prior year primarily driven by demand for our products in the AI and datacenter applications. Revenue increased by $141.2 million, or 109%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase in both periods was primarily related to an increase in average selling prices of our products due to an increase in sales volume as well as a change in mix of the products we shipped.
Our top three customers by revenue, which are distributors, together accounted for approximately 66% of our revenue for the three months ended June 30, 2026 and 2025, and 66% and 64% of our revenues for the six months ended June 30, 2026 and 2025, respectively.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$58,290	$33,442	$24,848	74%	$104,902	$63,421	$41,481	65%
Gross Profit	$99,142	$36,052	$63,090	175%	$166,097	$66,387	$99,710	150%
Gross Margin	63.0%	51.9%			61.3%	51.1%
Gross profit increased by $63.1 million in the three months ended June 30, 2026 compared to the same period in the prior year. Gross profit increased $66.1 million mainly from higher revenue which was partially offset by higher amortization from acquired intangibles of $2.2 million, and higher other manufacturing and overhead costs of $0.8 million, consisting of depreciation and amortization, and charges associated with inventory write-downs. Gross profit increased at a higher rate than revenue, reflecting a favorable change in product mix and the resulting improvement in gross margin.
Gross profit increased by $99.7 million in the six months ended June 30, 2026 compared to the same period in the prior year. Gross profit increased $111.6 million mainly from higher revenue which was partially offset by higher other manufacturing and overhead costs of $7.8 million, and higher amortization from acquired intangibles of $4.3 million. Gross profit increased at a higher rate than revenue, reflecting a favorable change in product mix and the resulting improvement in gross margin.

Gross margin was higher by 11.1% in the three months ended June 30, 2026 compared to the same period in the prior year. The gross margins increased by 9.5% due to impact of leverage from higher revenue, and 1.6% due to a change in the mix of products shipped.
Gross margin was higher by 10.2% in the six months ended June 30, 2026 compared to the same period in the prior year. The gross margins increased by 7.9% due to impact of leverage from higher revenue, and 2.2% due to a change in the mix of products shipped.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$36,117	$30,563	$5,554	18%	$68,854	$60,589	$8,265	14%
Selling, general and administrative	46,301	28,228	18,073	64%	85,237	55,086	30,151	55%
Acquisition related costs	8,509	1,872	6,637	355%	16,129	3,433	12,696	370%
Total operating expenses	$90,927	$60,663	$30,264	50%	$170,220	$119,108	$51,112	43%
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
Research and development expense increased by $5.6 million, or 18%, for the three months ended June 30, 2026, compared to the same period in the prior year, primarily due to an increase in higher other personnel costs of $3.9 million, higher engineering spend towards ongoing new product development of $1.7 million, and higher depreciation and amortization expense of $0.6 million due to investment in capital assets, partially offset by lower stock-based compensation expense of $0.5 million.
Research and development expense increased by $8.3 million, or 14%, for the six months ended June 30, 2026, compared to the same period in the prior year, primarily due to an increase in headcount resulting higher other personnel costs of $6.2 million, and higher engineering spend towards ongoing new product development of $1.5 million.
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
Selling, general and administrative expense increased by $18.1 million, or 64%, for the three months ended June 30, 2026, compared to the same period in the prior year, primarily due to higher other personnel costs of $6.6 million, higher stock-based compensation expense of $5.3 million due to an increase in headcount, higher sales commissions payouts from higher sales of $4.5 million, and higher consulting and legal fees of $0.6 million.
Selling, general and administrative expense increased by $30.2 million, or 55%, for the six months ended June 30, 2026, compared to the same period in the prior year, primarily due to an increase in headcount resulting in higher stock-based compensation expense of $10.7 million, higher other personnel costs of $9.5 million, higher sales commissions payouts from higher sales of $6.7 million, and higher consulting fees of $1.2 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the acquisition of Renesas' timing business, and also include changes in the fair value of the sales-based earnout liability related to our prior acquisition.
Acquisition related costs increased by $6.6 million, or 355%, for the three months ended June 30, 2026, primarily due to one-time costs of $6.5 million incurred towards the acquisition of Renesas' timing business.
Acquisition related costs increased by $12.7 million, or 370%, for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to one-time costs of $15.5 million incurred towards the acquisition of Renesas' timing business, partially offset by lower accretion of acquisition consideration payable and earnouts by $1.1 million and $1.7 million respectively due to lower remaining amount payable.
We expect to incur incremental costs in 2026 and beyond for the Acquisition which closed on July 1, 2026, as well as arising from changes in the fair value of the sales-based earnout liability.
Interest Income
Interest income consists primarily of interest income on short term investments.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Interest Income	$12,545	$4,263	$8,282	194%	$19,854	$8,557	$11,297	132%
Interest income increased by $8.3 million or 194% for the three months ended June 30, 2026, compared to the same period in the prior year due to an increase in average investment balance during the period, through funds raised in the convertible note offering in May 2026.
Interest income increased by $11.3 million or 132% for the six months ended June 30, 2026, compared to the same period in the prior year due to an increase in the average investment balance during the period.
Interest Expense
Interest expense consists primarily of amortization of financing costs incurred.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Interest Expense	$(2,247)	$—	$(2,247)	100%	$(2,247)	$—	$(2,247)	100%
Interest expense increased by $2.2 million for the three and six months ended June 30, 2026, compared to the same period in the prior year primarily due to the financing costs incurred towards the bridge loan facility established for the Acquisition as well as financing costs related to the issuance of the Company's convertible senior notes. The bridge loan facility closed upon the issuance of the convertible senior notes.

Other (Expense) Income, net
Other (expense) income, net consists primarily of foreign exchange gains and losses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Other (expense) income, net	$(317)	$204	$(521)	(255%)	$(492)	$210	$(702)	(334%)
Other (expense) income, net, decreased by $0.5 million for the three months ended June 30, 2026, compared to the same period in the prior year primarily due to net unrealized losses on foreign exchange rates from activities in our foreign subsidiaries resulting from exchange rate fluctuations.
Other income (expense), net, decreased by $0.7 million for the six months ended June 30, 2026, compared to the same periods in the prior year primarily due to net unrealized losses on foreign exchange rates from activities in our foreign subsidiaries resulting from exchange rate fluctuations.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Income tax expense	$(40)	$(35)	$(5)	14%	$(53)	$(102)	$49	(48%)
Liquidity and Capital Resources
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $1,921.1 million and $16.8 million, respectively. From the available cash and cash equivalents as of June 30, 2026, we made a payment of approximately $1,500 million on July 1, 2026, for the Acquisition. Additionally, as of December 31, 2025, we also held $791.6 million of short-term investments in held-to-maturity securities that consisted of treasury bills. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services or technologies in the future.
In February 2024, we entered into a Sales Agreement with Stifel, under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. We used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. During the three and six months ended June 30, 2026, we did not sell any shares of its common stock through Stifel under the Sales Agreement.
In May 2026, the Company issued $1,350.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031, which was used to fund a portion of the consideration for the acquisition of the Timing business from Renesas. Also, on June 30, 2026, the Company established a $200.0 million revolving credit facility which was undrawn as of June 30, 2026.
Our purchase obligations primarily include non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement, and design and simulation licenses.

For information about our contractual obligations refer to "Note 6 - Leases" and "Note 10 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for the period ended June 30, 2026.
We expect to continue our investing activities to support growth, primarily through the purchase of property and equipment, intellectual property licenses, and capitalized software, to support research and development, sales and marketing, product support, and administrative staff.
We believe that our existing cash and cash equivalents and our short-term investments will be sufficient to meet our cash needs for at least the next 12 months, including our cash commitments for the acquisition of the Timing business from Renesas. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, costs to acquire or invest in complementary businesses and technologies, payment obligations associated with our completed acquisitions based on achievement of certain milestones, and the continuing market acceptance of our solutions.
In the event that we need to borrow funds or issue additional equity, we cannot provide any assurance that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.
The table below summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$70,958	$30,376
Net cash provided by investing activities	737,413	(247,364)
Net cash provided by financing activities	1,096,011	383,404
Net increase in cash and cash equivalents	$1,904,382	$166,416
Operating Activities
In the six months ended June 30, 2026, net cash provided by operating activities of $71.0 million was primarily due to a net income of $12.9 million and non-cash expenses of $100.5 million, offset by a change in operating assets and liabilities of $42.5 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, amortization of financing costs, change in fair value of sales based earnout liability, inventory write-down and net change in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash generated primarily due to an increase in accounts payable and accrued expenses primarily due to timing of accrued payroll and related benefit payments, partially offset by an increase in our accounts receivables due to timing of shipments, an increase in inventories as we built our inventory levels, and an increase in prepaid expenses and other assets due to timing of payment to vendors.
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
In the six months ended June 30, 2026, net cash provided by investing activities was $737.4 million. We generated proceeds of $897.4 million from maturities of the short-term investments in held-to-maturity securities. These proceeds were offset by payments of $133.6 million to purchase short-term investments in held-to-maturity securities and $26.4 million to purchase manufacturing equipment and intangibles to support the general business operations.
Financing Activities
Our financing activities primarily consisted of proceeds received from issuance of convertible notes, partially offset by payment of related financing costs, payments for capped call transactions, payments of withholding taxes on RSUs, and payment of earnouts. During the six months ended June 30, 2026, we did not sell any shares of our common stock through Stifel under the Sales Agreement. We collected proceeds of $1,350.0 million from the issuance of convertible notes, which was partially offset by payment of related financing costs of $37.6 million, payment for capped call transactions of $121.5 million, payment of tax withholdings on behalf of employees for net share settlement of $87.3 million, and earnouts of $7.6 million related to the Aura transaction.

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
Interest Rate Risk
We had cash and cash equivalents of $1,921.1 million and $16.8 million as of June 30, 2026 and December 31, 2025, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $791.6 million consisting of treasury bills as of December 31, 2025. Such interest-earning instruments carry a degree of interest rate risk. During the six months ended June 30, 2026, we have generated $19.9 million in interest income through our investment balance.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2026, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments by an increase or decrease of approximately $0.7 million for the six months ended June 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a global company and therefore our business, results of operations, and financial condition are impacted by global macroeconomic conditions. Macroeconomic events such as inflation, recession, equity market volatility, geopolitical tensions, war, declines in income or asset values, decreased spending, changes to fuel and other energy costs, public health crises, supply chain disruptions, ongoing changes to U.S. trade policies, uncertainty related thereto and responses by foreign governments to such policies, and global banking concerns have caused economic volatility, which has and may continue to harm our business, financial condition, and results of operations, and may cause an extended downturn in the worldwide economy, which would further harm our business, financial condition and results of operations. Tariffs and escalations of trade tensions may result in long-term impact to global trade. In addition, geopolitical conflicts, such as the current conflict in the Middle East and the war in Ukraine, may disrupt trade routes and supply chains. Economic volatility and adverse economic conditions have affected and may continue to affect the demand for our products and our customers’ products. Reduced demand for our customers’ products may lead to a buildup of inventory at many of our customers, including distributors, and their affiliates, partners, and contract manufacturers, which may adversely affect demand for our products. Reduced demand for our products could result in significant decreases in our sales and margins, and could materially harm our results of operations. The future effects of macroeconomic events on our business, financial condition, and results of operations, including inventory levels at our customers and their affiliates, partners, and contract manufacturers as well as demand for our products, are uncertain and difficult to predict.
A deterioration in credit markets as a result of macroeconomic events could also limit our ability to obtain external financing to fund our operations and capital expenditures. We may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Further, adverse economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. As a result, global macroeconomic conditions may have a material adverse effect on our business, results of operations, and financial condition.
We are subject to the cyclical nature of the semiconductor industry, which can result in over- or under-supply of required electronic components from time to time.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand, such as the current supply constraints related to the memory hardware and to wafer capacity. From time to time, these factors, together with changes in macroeconomic conditions, can cause significant upturns and downturns in the semiconductor industry, and in our business. For example, if our customers are unable to procure necessary memory hardware, they may be unable to manufacture or ship their systems in a timely manner, which could reduce demand for our products and adversely affect our revenue and operating results. Downturns in the semiconductor industry have been characterized by diminished product demand, production overcapacity, high inventory levels for us and our customers, and erosion of average selling prices. In the past we have experienced, and we may in the future experience, customer inventory adjustments that may adversely affect our results of operations. Any downturns in the semiconductor industry could harm our business, financial condition, and results of operations. Any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. To support our current growth plans, we are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. We cannot predict the duration or timing of any downturn or upturn in the semiconductor industry.
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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 66% of our revenue for the three months ended June 30, 2026 and 2025, and approximately 66% and 64% of our revenues for the six months ended June 30, 2026 and 2025, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 70% and 64% of our revenue for the three months ended June 30, 2026 and 2025, respectively, and 68% and 64% of our revenue for the six months ended June 30, 2026 and 2025, respectively. We anticipate revenue attributable to this customer will fluctuate from period to period. Although we sell our products to this customer through distributors on a purchase order basis, including, but not limited to, Pernas Electronics Co., Ltd., Arrow Electronics, Inc., and Quantek Technology Corporation, we have a development and supply agreement, which provides a general framework for certain transactions with Apple. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
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
Substantial new tariffs and other restrictive trade policies, as well as related legal challenges, have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Laws and regulations regarding tariffs and trade policies are continuously and rapidly evolving, and the scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting. As a result, these laws and regulations may be interpreted and applied in a manner inconsistent with our practices or policies and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our practices, which could adversely affect our business and operating results. Complying with such laws and regulations may be time-consuming and require additional resources, and could therefore adversely affect our business and results of operations.
Notwithstanding legal challenges, current or future tariffs or other restrictive trade measures may significantly raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, India, Canada, and China. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 95% and 93% of our revenue for the three months ended June 30, 2026 and 2025, respectively, and 94% and 93% of our revenue for the six months ended June 30, 2026 and 2025, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
•complexity and costs of managing international operations, including manufacturing, assembly, and testing of our products and associated costs;
•geopolitical and military conflicts, including the effects of political and military conflict in Russia, Ukraine, and the Middle East;
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
•heightened risk of terrorist acts;
•regional health issues and the impact of public health epidemics on employees and the global economy; and
•power outages and natural disasters;
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
If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located primarily in Canada, Finland, India, Japan, Malaysia, the Netherlands, Taiwan, and Ukraine. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

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
Because we do not operate our own manufacturing, assembly, or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could further reduce our gross margins. In the past, we have experienced increases in our manufacturing costs due to industry wide increases in costs. We rely primarily on obtaining yield improvements and volume-based cost reductions to drive cost reductions in the manufacture of existing products, introducing new products that incorporate advanced features and optimize die size, and other price and performance factors that enable us to increase revenue while maintaining gross margins. To the extent that such cost reductions or revenue increases do not occur at a sufficient level and in a timely manner, our business, financial condition, and results of operations could be adversely affected.
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
Our revenue has fluctuated over time. Our revenue was $157.4 million and $69.5 million for the three months ended June 30, 2026 and 2025, respectively, and $271.0 million and $129.8 million for the six months ended June 30, 2026 and 2025, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.
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
The global semiconductor market in general, and the timing market in particular, is highly competitive. We expect competition to increase and intensify as additional companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, financial condition, and results of operations. In addition, companies that we compete with may implement AI strategies for products and services. As a result, they may be more successful in their AI strategy and develop superior products and services with the aid of AI. Our competitors range from large, international companies offering a wide range of timing products to smaller companies, including start-ups, specializing in narrow market verticals. Companies that we primarily compete with include, but are not limited to, Abracon LLC, Daishinku Corp., Diodes Incorporated, Kyocera Corporation, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nihon Dempa Kogyo Co., Ltd., Rakon Limited, Seiko Epson Corporation, Skyworks Solutions, Inc., Texas Instruments Incorporated, and TXC Corporation. We expect competition in our current markets to increase in the future as existing competitors improve or expand their technology and product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.
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
•the successful integration of employees who join the Company through hiring, acquisitions, or other business expansion initiatives, and the risk that differences in organizational culture, work practices, expectations, or employee engagement may reduce collaboration, distract management, increase turnover, and adversely affect productivity and execution;
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
We have in the past and may in the future make business investments and may not be able to realize the potential benefits of business investments, which could hurt our ability to grow our business, develop new products or sell our products.
We have invested and may continue to invest in private companies to further our strategic objectives and to support certain key business initiatives. These companies can include early-stage companies still defining their strategic direction. Our investments in private companies could create volatility and fluctuations in our results. Many of the securities in which we invest are non-marketable and illiquid at the time of our initial investment, and we may not be able to achieve a return. To the extent any of the companies in which we invest is not successful, we could recognize an impairment and/or lose all or part of our investment.
We have in the past and may in the future make acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, and harm our business.
We have in the past, and may in the future, seek to acquire other businesses, products, or technologies, and such acquisitions may involve a number of risks.
For example, on July 1, 2026, we completed the acquisition of certain assets related to the timing business of Renesas ("the Renesas Acquisition"). The Renesas Acquisition subjects us to a number of additional risks that may adversely affect our business, financial condition, and results of operations, including the following: the operating performance after the completion of the Renesas Acquisition may vary significantly from actual results; the attention of management may be diverted to the integration of the acquired assets rather than to current operations or the pursuit of other opportunities that could be beneficial to the Company; and the integration process may require significant time and resources, and we may not be able to manage the process successfully. While management currently anticipates that the Renesas Acquisition will be accretive to our net economic earnings per share beginning in fiscal year 2026, this expectation is based on preliminary estimates that may materially change. We may encounter additional acquisition and integration-related costs, fail to realize all of the anticipated benefits of the Renesas Acquisition we may not be able to manage the process successfully, or be subject to other factors that affect preliminary estimates. Management is in the early stages of assessing the magnitude of these costs and additional unanticipated costs may be incurred. Although we expect that the Renesas Acquisition to result in various benefits, including synergies, cost savings and other financial and operational benefits, there can be no assurance regarding when or the extent to which we will be able to realize these benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the acquired business can be operated in the manner we intend. Events outside of our control, including but not limited to regulatory changes or developments, could also adversely affect our ability to realize the anticipated benefits from the Renesas Acquisition. Thus, the integration of the Renesas Acquisition may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired business will perform in accordance with our expectations or that our expectations with respect to Renesas Acquisition will materialize. In addition, our anticipated costs to achieve the integration of the Acquired Business may differ significantly from our current estimates.
Additionally, on December 1, 2023, we closed the acquisition of certain assets and an exclusive license to certain intellectual property of Aura. The payment obligations in connection with the acquisition have and will continue to reduce our liquidity, and may limit our flexibility in responding to other business opportunities, as well as increase our vulnerability to adverse economic and industry conditions. If the products are not successfully completed and integrated, the anticipated benefits of the transactions may not be realized fully or may take longer to realize than expected. The acquisition may not further our business strategy as we expect and we may experience unanticipated costs or liabilities associated with the acquisition, which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of the acquisition including intangible assets and goodwill.
Our ability to make such acquisitions and successfully integrate personnel, technologies, or operations of these acquired businesses is unproven. If we complete acquisitions, we may not achieve the combined revenue, cost synergies, or other benefits from the acquisition that we anticipate, strengthen our competitive position, or achieve our other strategic goals in a timely manner, or at all, and these acquisitions may be viewed negatively by our customers, financial markets, or investors. For example, following the closing of the Renesas Acquisition, we are relying on Renesas to supply products and support customer deliveries pursuant to a transitional services arrangement. If Renesas is unable to satisfactorily perform, we could be exposed to operational risk, which would negatively impact our ability to meet customer demand, and harm our operating results. In addition, any acquisitions we make may create difficulties in integrating personnel, technologies, and operations from the acquired businesses and in retaining and motivating key personnel. For example, if we fail to successfully integrate Renesas employees into our corporate culture, or fail to integrate the products, features, and technologies associated with the Renesas Acquisition in a timely fashion, our business and reputation could be significantly harmed. We may encounter challenges with incorporating the acquired products, features, and technologies while maintaining quality and security standards, or we may fail to identify security vulnerabilities in acquired technology, assets, or data, prior to integration with our technology and systems. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, cause us to forgo other potential transactions or internal projects, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, and results of operations. Acquisitions may also reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities, or the incurrence of debt, any of which could harm our business, financial condition, and results of operations. Further, acquisitions may result in charges such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill, as well as contingent liabilities, adverse tax consequences, additional share-based compensation expense, and other charges that could adversely affect our results of operations.
These transactions, or parts of any such transactions, may fail to be completed due to factors such as: failure to obtain regulatory or other required approvals, disputes or litigation, or difficulties obtaining financing for the transaction. Even if we fail to complete an acquisition, we may have incurred significant expenses in connection with such transaction and the failure to complete a pending acquisition may result in negative publicity and a negative perception of us among the investment community.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of June 30, 2026, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million in allowance for credit losses as of June 30, 2026 and December 31, 2025. However, if our credit losses were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations on acceptable terms, or at all.
We have historically funded our operations through equity financings and sales of our products. We cannot be certain if our operations will continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. If our ongoing operations, growth and any other investments to support our business cannot be funded by our operations, we may be required to engage in equity or debt financings to secure additional funds. For example, in May 2026, in connection with the Renesas Acquisition, we issued $1,350.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031. Any required or additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, stockholders may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the debt holders would have rights senior to holders of common stock to make claims on our assets and the terms of those financing arrangements may include negative covenants or other restrictions on our business that could restrict our operations, including our ability to pay dividends on our common stock, and would also require us to incur additional interest expense. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations or limit our production activities, and we may not be able to expand our business, develop or enhance our solutions, take advantage of business opportunities, or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our products.
Our leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, divert our cash flow from operations for any debt payments and prevent us from meeting our debt obligations.
In May 2026, we issued $1,350.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031 (the “Notes”). In addition, on June 30, 2026, we entered into a Credit Agreement with Wells Fargo Bank, National Association as administrative agent and the lenders party thereto (the “Credit Agreement”), which provides a $200.0 million revolving credit facility. No amounts were outstanding under the revolving credit facility as of June 30, 2026. We may enter into other financing arrangements from time to time.
We may not be able to refinance our existing indebtedness because of our amount of debt, debt incurrence restrictions under our debt agreements or adverse conditions in credit markets generally. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would result in an adverse effect on our financial condition and results of operations. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring certain obligations, such as trade payables.
The capped call transactions entered into in connection with the issuance of the Notes may affect the value of the Notes and our common stock.
In connection with the issuance of the Notes, we entered into capped call transactions (the “Capped Call Transactions”) with the underwriters or their affiliates and certain other financial institutions. The Capped Call Transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Call Transactions, the Capped Call counterparties or their respective affiliates likely entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the Notes, including with, or from, as the case may be, certain investors in the Notes. In addition, the Capped Call counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the issuance of the Notes and prior to the maturity of the Notes (and are likely to do so during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the Notes, or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption, or conversion of the Notes). The potential effect, if any, of these transactions and activities on the market price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the Notes.
We are subject to counterparty risk with respect to the Capped Call Transactions.
The Capped Call counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the Capped Call counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the Capped Call Transactions. If a Capped Call counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call Transactions with such Capped Call counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by a Capped Call counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
In addition, the terms of the Capped Call Transactions may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The Capped Call Transactions may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the Capped Call Transactions.
Our Credit Agreement currently imposes and any other debt we incur may impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The Credit Agreement that governs our revolving credit facility imposes significant operating and financial restrictions on us. These restrictions limit the ability of our subsidiaries, and effectively limit our ability to, among other things: incur or guarantee additional debt or issue disqualified equity interests; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; merge or consolidate; and enter into agreements that restrict the ability of restricted subsidiaries to make certain dividends, distributions, payments or transfers. Any other indebtedness we incur could impact our business and financial condition in one or more of the following ways: requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness; exposing us to increased interest expense; making it more difficult for us to satisfy our obligations with respect to our indebtedness; restricting us from making strategic acquisitions; limiting our ability to obtain additional financing for working capital, capital expenditures, product development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; increasing our vulnerability to adverse economic, industry or competitive developments; and limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting. As a result of any of the existing restrictions described above or any other restrictions arising from our indebtedness, we could be limited as to how we conduct our business and we may be unable to raise additional debt or equity financings to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants. Our failure to comply with any of the existing restrictions described above or any other restrictions associated with the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.
Failure to comply with the laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.
We face significant risks if we fail to comply with anti-corruption laws and anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act, and the UK Bribery Act 2010, that prohibit improper payments or offers of payment to foreign governments and political parties for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. Any violation of these laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which would have an adverse effect on our reputation, business, financial condition, and results of operations.
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
Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and results of operations could be harmed, and we could fail to meet our financial reporting obligations.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of June 30, 2026, we had 140 issued U.S. patents, expiring generally between 2026 and 2043, and 48 pending U.S. patent applications (including 11 provisional applications). We also had 6 foreign issued patents expiring in 2036 and 13 pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, and oscillator systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology may make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
Based on the latest filings with the SEC, holders of 5% or more of our common stock and their affiliates, beneficially owned approximately 40.3% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2026. As a result, this group of stockholders has the ability to significantly influence us through this ownership position.
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
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, including MegaChips and Renesas, or the perception in the market that a large number of stockholders intend to sell their shares. The sale or potential sale of a substantial number of shares of our common stock by MegaChips or Renesas, or the perception that such sales could occur, could adversely affect the market price of our common stock.
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
Our stock price may be volatile and may decline, resulting in a loss of some or all of our stockholders' investment.
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

Item 5. Other Information.
Trading Arrangements
During the quarter ended June 30, 2026, the following officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K of the Exchange Act) set forth in the table below, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name	Title	Action	Adoption/Termination Date	Rule 10b5-1	Expiration Date (1)	Maximum aggregate number of securities to be sold
Lionel Bonnot	Executive Vice President, Worldwide Sales and Business Development	Termination	May 11, 2026	X	August 21, 2026	16,816
Katherine Schuelke	Director	Termination	May 12, 2026	X	August 7, 2026	1,290
Piyush Sevalia	Executive Vice President, Marketing	Termination	June 5, 2026	X	August 21, 2026	15,066
Samsheer Ahmad	Senior Vice President, Finance and Chief Accounting Officer	Adoption	June 9, 2026	X	February 12, 2027	13,000
Fariborz Assaderaghi	Executive Vice President, Engineering and Operations	Adoption	June 14, 2026	X	February 26, 2027	3,793
Vincent Pangrazio	Executive Vice President, Chief Legal Officer and Corporate Secretary	Adoption	June 11, 2026	X	August 31, 2027	5,596
Raman Chitkara	Director	Adoption	June 15, 2026	X	September 30, 2027	1,500
Elizabeth Howe	Chief Financial Officer	Adoption	June 15, 2026	X	April 30, 2027	5,000
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

4.3
Base Indenture, dated May 22, 2026, by and between SiTime Corporation and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 22, 2026).

4.4
Supplemental Indenture, dated May 22, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 0% Convertible Senior Note due 2031) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 22, 2026).

10.42	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2026).

10.43^
Credit Agreement, dated as of June 30, 2026, by and among SiTime Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2026).

10.44	SiTime Corporation Deferred Compensation Plan (including Adoption Agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

____________________________________
*Filed herewith.
^Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain schedules and attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit.
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

SiTime Corporation

Date: August 5, 2026	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)