Form 10-Q
period 2026-09-30
SITIME Corp
filed 2026-11-05
CIK 1451809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2026, the registrant had 30,209,731 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SiTime Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$324,350	$16,759
Short-term investments in held-to-maturity securities	—	791,648
Accounts receivable, net	202,880	45,040
Inventories	111,356	81,557
Prepaid expenses and other current assets	19,222	14,275
Total current assets	657,808	949,279
Property and equipment, net	124,533	105,114
Intangible assets, net	2,156,770	147,366
Right-of-use assets, net	14,241	4,089
Goodwill	1,999,072	87,098
Other assets	28,094	1,753
Total assets	$4,980,518	$1,294,699
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$34,066	$21,327
Accrued expenses and other current liabilities	84,323	62,678
Total current liabilities	118,389	84,005
Convertible senior notes, net	1,319,137	—
Other non-current liabilities	49,676	54,512
Total liabilities	1,487,202	138,517
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value - 200,000 shares authorized; 30,210 and 26,299 shares issued and outstanding at September 30, 2026 and December 31, 2025	3	3
Additional paid-in capital	3,700,925	1,381,083
Accumulated deficit	(207,612)	(224,904)
Total stockholders’ equity	3,493,316	1,156,182
Total liabilities and stockholders’ equity	$4,980,518	$1,294,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Operations And Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$298,671	$83,567	$569,670	$213,375
Cost of revenue	144,553	38,850	249,455	102,270
Gross profit	154,118	44,717	320,215	111,105
Operating expenses:
Research and development	62,412	30,009	131,266	90,598
Selling, general and administrative	62,085	30,603	147,322	85,689
Acquisition related costs	21,288	126	37,417	3,560
Total operating expenses	145,785	60,738	316,005	179,847
Income (loss) from operations	8,333	(16,021)	4,210	(68,742)
Interest income	1,487	8,275	21,342	16,832
Interest expense	(5,094)	—	(7,341)	—
Other (expense) income, net	(199)	(157)	(691)	53
Income (loss) before income taxes	4,527	(7,903)	17,520	(51,857)
Income tax expense	(174)	(111)	(228)	(213)
Net income (loss)	$4,353	$(8,014)	$17,292	$(52,070)
Net income (loss) attributable to common stockholders and comprehensive income (loss)	$4,353	$(8,014)	$17,292	$(52,070)
Net income (loss) per share attributable to common stockholders, basic	$0.14	$(0.31)	$0.63	$(2.12)
Net income (loss) per share attributable to common stockholders, diluted	$0.14	$(0.31)	$0.60	$(2.12)
Weighted-average shares used to compute basic net income (loss) per share	30,134	26,048	27,656	24,551
Weighted-average shares used to compute diluted net income (loss) per share	31,170	26,048	28,636	24,551
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at June 30, 2026	26,512	$3	$1,237,014	$(211,965)	$1,025,052
Stock-based compensation expense	—	—	32,826	—	32,826
Net income	—	—	—	4,353	4,353
Issuance of shares in relation to the acquisition of a business	3,559	—	2,504,749	—	2,504,749
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	139	—	(73,664)	—	(73,664)
Balances at September 30, 2026	30,210	$3	$3,700,925	$(207,612)	$3,493,316

Balances at June 30, 2025	26,004	$3	$1,326,735	$(226,057)	$1,100,681
Stock-based compensation expense	—	—	24,711	—	24,711
Net loss	—	—	—	(8,014)	(8,014)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	—	—	9	—	9
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	97	—	(13,984)	—	(13,984)
Balances at September 30, 2025	26,101	$3	$1,337,471	$(234,071)	$1,103,403

Balances at December 31, 2025	26,299	$3	$1,381,083	$(224,904)	$1,156,182
Stock-based compensation expense	—	—	97,572	—	97,572
Net income	—	—	—	17,292	17,292
Purchase of capped call options	—	—	(121,500)	—	(121,500)
Issuance of shares in relation to the acquisition of a business	3,559	—	2,504,749	—	2,504,749
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	352	—	(160,979)	—	(160,979)
Balances at September 30, 2026	30,210	$3	$3,700,925	$(207,612)	$3,493,316

Balances at December 31, 2024	23,598	$2	$881,718	$(182,001)	$699,719
Stock-based compensation expense	—	—	79,990	—	79,990
Net loss	—	—	—	(52,070)	(52,070)
Issuance of common stock upon follow-on public offering net of underwriting discounts and commissions and other offering costs	2,012	1	387,337	—	387,338
Issuance of common stock in connection with At-The-Market offering net of underwriting discounts and commissions and other offering costs	150	—	29,695	—	29,695
Issuance of shares upon vesting of restricted stock units, net of tax withholdings	341	—	(41,269)	—	(41,269)
Balances at September 30, 2025	26,101	$3	$1,337,471	$(234,071)	$1,103,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

SiTime Corporation
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$17,292	$(52,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	95,188	28,758
Stock-based compensation expense	96,813	79,128
Net change in unrealized interest on held to maturity securities	7,818	(3,191)
Change in fair value of sales-based earnout liability	372	2,492
Accretion of acquisition consideration payable	—	1,068
Inventory write-down	5,846	3,882
Amortization of inventory step-up costs	3,020	—
Amortization of financing related transaction costs	7,023	—
Changes in assets and liabilities:
Accounts receivable, net	(157,840)	15,705
Inventories	(33,340)	(14,305)
Prepaid expenses and other assets	(8,665)	(3,371)
Accounts payable	12,257	1,850
Accrued expenses and other liabilities	18,623	1,832
Net cash provided by operating activities	64,407	61,778
Cash flows from investing activities
Purchase of securities	(133,579)	(929,421)
Proceeds from maturity of securities	897,409	562,874
Acquisition of business	(1,499,259)	—
Purchase of property and equipment	(35,959)	(39,639)
Purchase of intangibles	(1,610)	(208)
Net cash used in investing activities	(772,998)	(406,394)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes	1,350,000	—
Payments for capped call transactions	(121,500)	—
Payments for debt financing costs	(39,576)	—
Proceeds from issuance of common stock	—	433,091
Payments for offering costs	—	(16,059)
Tax withholding paid on behalf of employees for net share settlement	(160,979)	(41,269)
Payment of contingent consideration towards earnouts	(11,763)	(9,143)
Payment of deferred acquisition consideration payable	—	(1,000)
Net cash provided by financing activities	1,016,182	365,620
Net increase in cash and cash equivalents	307,591	21,004
Cash and cash equivalents
Beginning of period	16,759	6,106
End of period	$324,350	$27,110
Supplemental disclosure of cash flow information
Income taxes paid	332	177
Supplemental disclosure of noncash investing and financing activities
Liabilities recorded for property, plant and equipment, net	3,561	3,076
Right-of-use assets acquired under operating leases	13,831	405

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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to these accounting policies through September 30, 2026.
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
Note 2. Acquisitions

Acquisition of certain assets ("Timing business" or "TPD") from Renesas Electronics America Inc. ("Renesas")
On July 1, 2026, (the “Closing Date”), the Company completed the acquisition of certain assets and assumed certain liabilities related to the Timing business from Renesas, a subsidiary of Renesas Electronics Corporation (the “Acquisition”) pursuant to an Asset Purchase Agreement dated February 4, 2026 (the "Asset Purchase Agreement").
The Timing business consists of technologies, assets and personnel involved in the research and development, fabrication, testing and sales of crystal oscillators, clock buffers, clock generators and jitter attenuators. The Acquisition expands the Company’s clocking product portfolio.
On July 1, 2026, the Company paid cash consideration of 1,499.3 million and issued 3,558,691 shares of its common stock as stock consideration. The acquisition-date fair value of the shares issued was 2,504.7 million, based on the closing market price of $703.84 per share on July 1, 2026. The cash consideration was funded with a combination of cash on hand and net proceeds from the $1,350.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031 (the “Notes”) issued in May 2026. See “Note 3. Long-term Debt”, for additional information on the Notes.
The Company has performed a preliminary evaluation of the acquired set of activities and assets and concluded that the Acquisition constitutes a business within the scope of ASC 805, Business Combinations. Accordingly, the transaction was accounted for as a business combination using the acquisition method of accounting, with SiTime identified as the accounting acquirer.
The purchase consideration transferred consists of the following:

Amount
(in thousands)
Cash consideration	$1,499,259
Stock consideration, 3,558,691 shares at $703.84 per share	2,504,749
Settlement of pre-existing relationships (a)	2,089
Acquirer's transaction expenses borne by Renesas (b)	(76)
Fair value of purchase consideration transferred	$4,006,021
(a)Represents the contract-based royalty intangible asset arising from a pre-existing arrangement related to intellectual property of Aura Semiconductor Pvt. Ltd. (“Aura”), which is settled as part of the business combination in accordance with ASC 805. The settlement amount was determined based on the carrying value of the royalty-related intangible asset recorded immediately prior to the acquisition date. This amount has been included in the determination of purchase consideration, with the corresponding derecognition of the related asset. The Company has evaluated the underlying contract terms of the royalty arrangement and concluded that they are consistent with prevailing market conditions. Accordingly, no off-market element has been identified, and no separate gain or loss has been recognized upon settlement.
(b)Represents the portion of Malaysian stamp duty taxes contractually borne by Renesas under the Asset Purchase Agreement. As the Company is legally obligated as transferee to remit the full amount, the entire stamp duty is recognized in acquisition related costs. Renesas’ share is recorded as a receivable within prepaid expenses and other current assets, with a corresponding reduction of the consideration transferred because the seller-funded payment is for the benefit of the Company and is accounted for separately from the business combination in accordance with ASC 805.
Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed were recorded at their acquisition-date fair values. The excess of the purchase consideration over the fair value of the identifiable net assets acquired is recorded as goodwill.
The following table summarizes the preliminary acquisition-date amounts assigned to the assets acquired and liabilities assumed:

Estimated Fair Value
(in thousands)
Inventories	$5,000
Prepaid expenses and other current assets	669
Total current assets	$5,669

Property and equipment, net	4,392
Intangible assets, net	2,084,000
Right-of-use assets, net	1,242
Goodwill	1,911,974
Total assets	$4,007,277
Accrued expenses and other current liabilities	177
Total current liabilities	$177
Other non-current liabilities	1,079
Total liabilities	$1,256
$4,006,021
The preliminary fair value estimates were based on management’s estimates and assumptions and may be adjusted as additional information regarding facts and circumstances existing as of the acquisition date becomes available. The measurement period will not exceed one year from the acquisition date.
The Timing business contributed revenue of $86.3 million during the three and nine months ended September 30, 2026. It is impracticable to determine the net income attributable to the acquired business subsequent to the acquisition date because the acquired operations have been integrated into the Company's existing operations and discrete financial information is not available.
Intangible assets
We estimated the fair value of the acquired intangible assets using the income approach. The fair values of customer contracts and related relationships and order backlog were determined using the multi-period excess earnings method. The fair values of developed technology and brand assets were determined using the relief-from-royalty method. The estimates used in determining the fair values of the intangible assets include significant assumptions regarding forecasted revenue, operating margins, customer attrition, technology life cycles and discount rates, as applicable.
The estimated fair value and weighted average useful life of the identifiable intangible assets acquired are as follows:

	Fair Value	Useful Life (in years)
	(in thousands)
Developed technology	$1,600,000	11
Customer contracts and related relationships	431,000	13
Order backlog	46,000	1
Brand assets	7,000	6
Total identifiable intangible assets	$2,084,000
The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives.
Goodwill
Goodwill recognized in the Acquisition is attributable to the assembled workforce of the Timing business, and planned growth within existing and new markets, and customers. All of the goodwill was assigned to the Company’s single reportable segment. Goodwill recognized in the Acquisition is expected to be deductible for income tax purposes.
The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2026:

Amount
(in thousands)
Balance as of December 31, 2025	$87,098
Goodwill recognized in connection with the acquisition of the Timing business	1,911,974
Balance as of September 30, 2026	$1,999,072
Acquisition-related costs

The Company incurred costs related to the Acquisition of $21.5 million and $37.0 million during the three and nine months ended September 30, 2026, respectively. These costs were expensed as incurred within Acquisition related costs in the condensed consolidated statements of operations and comprehensive loss and primarily consisted of advisory, legal, accounting, valuation, regulatory and other professional fees.
Transition Services Agreement
On the Closing Date, the Company and Renesas also entered into a Transition Services Agreement (“TSA”) pursuant to which, following the closing, Renesas has agreed to provide certain transitional services for specified periods following the Closing Date in connection with the operation of the Timing business. The TSA includes customary provisions regarding service fees, reimbursement of expenses, invoicing and payment, the standard of care applicable to the performance of services, intellectual property ownership and licensing, confidentiality, indemnification, limitation of liability, and termination, as well as a cap on the Company’s aggregate fees and out-of-pocket costs (other than amounts payable under purchase orders). Because the Company determined that the TSA was consistent with market terms, no amounts were recognized at the acquisition date in connection with the TSA. Fees and costs incurred under the TSA are recognized in the period the related services are rendered and classified as cost of revenue, selling, general and administrative expenses, or research and development expenses, as applicable based on the nature of the underlying services.
Supplemental Pro Forma Information
The following unaudited pro forma financial information presents the combined results of operations of the Company and the Timing business as if the Acquisition had occurred on January 1, 2025. The unaudited pro forma results include adjustments for purchase accounting, acquisition financing and other effects of the Acquisition. Material nonrecurring adjustments include acquisition-related transaction costs of $0.7 million and the recognition in cost of revenue of $3.6 million related to the acquisition-date fair value step-up associated with acquired inventory as the inventory is sold.

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited pro forma information	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$298,671	$134,671	$721,304	$361,415
Net loss	$21,867	$(43,443)	$29,506	$(169,178)
The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Acquisition been completed on the assumed date, nor is it indicative of the Company’s future operating results.
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
There have been no changes to the initial conversion price of the Notes since issuance. During the three months ended September 30, 2026, none of the conditions described above allowing holders of the Notes to convert the Notes were met and were hence not convertible during this period.
The Notes are accounted for as a single liability and were classified as long-term liabilities in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026. The issuance cost related to the Notes is amortized into interest expense over the term of the Notes at an effective interest rate of 0.49%. As of September 30, 2026, the estimated fair value of the Notes was $1,364.1 million. The fair value was determined based on quoted price of the Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 in the fair value hierarchy.
The net carrying amount of the Notes was as follows:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Principal	$1,350,000	$—
Unamortized issuance costs	(30,863)	—
Net carrying amount	$1,319,137	$—
Interest expense related to the Notes was $1.6 million for the three months ended September 30, 2026 and $2.3 million for the nine months ended September 30, 2026, consisting of amortization of debt issuance costs. The Notes do not bear contractual interest.
Capped call transactions
In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call”) with the underwriters or their affiliates and certain other financial institutions. The Capped Call is expected to generally reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the Capped Call is initially $1,734.15 per share, and is subject to certain adjustments under the terms of the Capped Call. The Capped Call covers approximately 1.3 million shares of the Company’s common stock, subject to adjustments under the terms of the Capped Call. The Capped Call meets the conditions under the related accounting criteria for equity classification, and is recorded in Additional paid-in capital. The Capped Call will not be remeasured as long as it continues to meet the conditions for equity classification.
Revolving credit facility
On June 30, 2026, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association as administrative agent and the lenders party thereto (the "Credit Agreement"), which provides a $200.0 million revolving credit facility. As of September 30, 2026, unamortized deferred financing costs of $0.4 million associated with the revolving credit facility were recorded in Other current assets and $1.5 million were recorded in Other assets. The costs are amortized on a straight-line basis, which approximates the effective interest method, over the contractual term of the revolving credit facility of five years. No amounts were outstanding under the revolving credit facility as of September 30, 2026.
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
As of September 30, 2026, the Company was in compliance with all applicable covenants under the Credit Agreement.
Bridge facility
The Company previously capitalized certain costs associated with the financing of the Acquisition. Upon closing of the Acquisition and completion of the related financing, the Company expensed these previously capitalized costs to interest expense.
Note 4. Fair Value Measurements
Cash equivalents
At September 30, 2026 and December 31, 2025, highly liquid money market funds of $297.1 million and $0.4 million, respectively, were valued using Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets, and are included in cash equivalents.
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
As of September 30, 2026, the Company did not hold any short-term investments.
Sales-based earnout liability
Sales-based earnout is paid based on various multiples of future revenue to be generated through December 31, 2028 from acquired intellectual property. The estimated fair value of the sales-based earnout liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the revenue projections over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of September 30, 2026, the Company used a volatility rate of 25%, risk free rate ranging from 4.0% to 4.8%, and an expected term ranging from 0.13 years to 2.13 years.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Amount
Fair value as of January 1, 2026	$88,353
Change in the fair value during the year recorded to acquisition related costs	372
Payments made during the period	(11,762)
Fair value as of September 30, 2026	$76,963
There were no transfers between Level 1, Level 2, and Level 3 categories during any of the periods presented.

Note 5. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Accounts receivable, gross	$202,930	$45,090
Allowance for credit losses	(50)	(50)
Accounts receivable, net	$202,880	$45,040
Inventories
Inventories consisted of the following:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Raw materials	$18,834	$13,572
Work in progress	70,718	47,485
Finished goods	21,804	20,500
Total inventories	$111,356	$81,557
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Prepaid expenses	$11,984	$6,761
Other current assets	7,238	7,514
Total prepaid expenses and other current assets	$19,222	$14,275

Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Lab and manufacturing equipment	$192,771	$158,909
Computer equipment	6,139	3,928
Furniture and fixtures	1,201	1,152
Construction in progress	19,611	15,885
Leasehold improvements	9,011	8,303
	228,733	188,177
Accumulated depreciation	(104,200)	(83,063)
Total property and equipment, net	$124,533	$105,114
Depreciation expense related to property and equipment was $7.7 million and $6.1 million for the three months ended September 30, 2026 and 2025, respectively, and $21.1 million and $17.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following:

	As of
	September 30, 2026			December 31, 2025

	(in thousands)
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Developed technology	$1,766,200	$(77,025)	$1,689,175	$166,200	$(24,534)	$141,666
Customer contracts and related relationships	431,000	(8,288)	422,712	—	—	—
Order backlog	46,000	(11,500)	34,500	—	—	—
Brand assets	7,000	(292)	6,708	—	—	—
Contract based royalty asset	—	—	—	5,900	(3,073)	2,827
Purchased software	5,059	(1,384)	3,675	3,454	(581)	2,873
Total intangible assets	$2,255,259	$(98,489)	$2,156,770	$175,554	$(28,188)	$147,366
Amortization expense for intangible assets was $62.1 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively, and $74.1 million and $11.6 million for the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026, there was a decrease of $3.8 million in the accumulated amortization related to the contract-based asset which was settled as part of the acquisition of the Timing business.

The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2026 is summarized as below:

(in thousands)
2026 (remainder)	$62,109
2027	225,408
2028	201,993
2029	199,899
2030	199,660
2031 and beyond	1,267,701
$2,156,770
Other assets
Other assets consisted of the following:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Equity investment	$20,000	$—
Prepaid expenses	5,522	1,235
Other assets	2,572	518
Total other assets	$28,094	$1,753
The Company holds a non-marketable equity investment in a privately held company. This investment is accounted for under ASC 321, Investments - Equity Securities, and is carried at cost, adjusted for observable price changes and impairments. The carrying value of such investment was $20.0 million as of September 30, 2026. During the period, the Company recognized no impairment or observable price adjustment to this investment.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Accrued payroll and related benefits	$28,993	$14,007
Revenue reserves	3,263	3,655
Sales-based earnout liability, current	33,066	35,007
Short term lease liability	6,387	2,478
Other accrued expenses	12,614	7,531
Total accrued expenses and other current liabilities	$84,323	$62,678
Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Sales-based earnout liability, non-current	$43,897	$53,346
Long term lease liability	5,629	1,132
Other non-current liabilities	150	34
Total other non-current liabilities	$49,676	$54,512

Note 6. Leases
The Company leases office space in California, Michigan, Malaysia, Japan, Taiwan, the Netherlands, Finland, Ukraine, Canada and India, as well as certain equipment, all under non-cancellable operating leases with various expiration dates through May 2036.
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
The Company has entered into an operating lease arrangement that has not yet commenced as of September 30, 2026. This lease primarily relates to office facilities in California. As the commencement date has not occurred, the related right‑of‑use assets and lease liabilities have not been recognized in the condensed consolidated balance sheets as of September 30, 2026. The undiscounted future minimum lease payments under this lease are approximately $83.2 million.
The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Right-of-use assets	$14,241	$4,089
Lease liabilities included in accrued expenses and other current liabilities	6,387	2,478
Lease liabilities included in other non-current liabilities	5,629	1,132
Total operating lease liabilities	$12,016	$3,610
Weighted-average remaining lease term (years)	5.1	1.6
Weighted-average discount rate	7.1%	5.3%
The table below presents certain information related to the lease costs for operating leases for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Operating lease cost	$1,590	$824	$3,598	$2,451
Short-term lease cost	622	280	1,307	1,252
Variable lease cost	467	974	1,544	2,742
Total lease cost	$2,679	$2,078	$6,449	$6,445
Cash paid for operating lease liabilities was $3.1 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and $5.4 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Operating Lease Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2026:

(in thousands)
Remainder of 2026	$2,362
2027	4,814
2028	1,181
2029	1,056
2030	949
2031 and beyond	4,028
Total minimum lease payments	14,390
Less: amount of lease payments representing interest	(2,374)
Present value of future minimum lease payments	12,016
Less: current obligations under leases	(6,387)
Long-term lease liabilities	$5,629
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
During the three and nine months ended September 30, 2026, the Company did not sell any shares of its common stock through Stifel under the Sales Agreement.
During the three and nine months ended September 30, 2025, the Company sold 150,000 shares of its common stock through Stifel under the Sales Agreement at a weighted average price of $203.94 per share resulting in net proceeds to the Company of $29.7 million, after deducting underwriting discounts and commissions of $0.6 million and offering costs of $0.3 million.
Follow-on public offering
On June 27, 2025, the Company completed a follow-on public offering, in which it issued and sold 2,012,500 shares of its common stock, resulting in net proceeds to the Company of $387.3 million after deducting underwriting discounts and commissions of $14.1 million and deferred offering costs of $1.1 million.

Equity Incentive Plans
The following table summarizes the RSU, performance based restricted stock units ("PRSU"), and multi-year performance restricted stock units ("MYPSU") activity for the three and nine months ended September 30, 2026:

	RSU Number of Shares	Grant Date Fair Value Per share	PRSU Number of Shares	Grant Date Fair Value Per share	MYPSU Number of Shares	Grant Date Fair Value Per share

Unvested at December 31, 2025	682,991	$150.7	312,519	$135.1	285,880	$88.6
Granted	201,282	409.9	149,725	310.5	—	—
Vested	(113,680)	179.6	(53,090)	167.8	—	—
Forfeited	(10,333)	189.6	—	—	—	—
Unvested at March 31, 2026	760,260	$214.4	409,154	$195.0	285,880	$88.6
Granted	50,244	562.6	—	—	—	—
Vested	(129,792)	213.1	—	—	(71,470)	88.6
Forfeited	(7,182)	251.2	—	—	—	—
Unvested at June 30, 2026	673,530	$240.1	409,154	$195.0	214,410	$88.6
Granted	123,054	560.4	—	—	—	—
Vested	(119,154)	230.8	—	—	(142,940)	88.6
Forfeited	(1,071)	356.4	—	—	—	—
Unvested at September 30, 2026	676,359	$299.9	409,154	$195.0	71,470	$88.6
The following summarizes the number and value of the shares withheld for employee taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except share data)
Shares withheld for taxes	123,399	62,573	277,709	204,952
Amount withheld for taxes	$73,664	$13,984	$160,979	$41,269
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

Stock-Based Compensation
The following table presents the detail of stock-based compensation expense amounts included in the condensed consolidated statement of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Equity based awards
Cost of revenue	$588	$740	$1,716	$2,134
Research and development	12,407	10,070	31,993	30,272
Selling, general and administrative	18,596	13,084	54,376	39,508
	$31,591	$23,894	$88,085	$71,914

Liability based awards - to be settled in equity
Cost of revenue	$91	$91	$252	$223
Research and development	1,381	1,415	3,523	2,938
Selling, general and administrative	1,958	2,357	4,953	4,053
	$3,430	$3,863	$8,728	$7,214

Total stock-based compensation expense - equity and liability based	$35,021	$27,757	$96,813	$79,128

Stock-based compensation expense recorded to additional paid-in capital
Equity based awards	$31,591	$23,894	$88,085	$71,914
Liability based awards - settled in equity	1,235	976	9,487	8,414
Stock-based compensation expense capitalized to inventory	—	(159)	—	(338)
Total stock-based compensation expense recorded to additional paid-in capital	$32,826	$24,711	$97,572	$79,990
The following table presents the unrecognized compensation costs and related weighted average period of recognition as of September 30, 2026:

	Unrecognized Compensation Costs (in millions)	Weighted Average Period of Recognition (in years)
RSUs	$181.5	2.2
PRSUs	$43.2	1.0
Liability-based awards	$7.4	0.4
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

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Income (loss) before income taxes	$4,527	$(7,903)	$17,520	$(51,857)
Income tax expense	(174)	(111)	(228)	(213)
Effective tax rate	(3.8%)	1.4%	(1.3%)	0.4%
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
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Based on management’s assessment of the realizability of deferred tax assets, the Company continues to maintain a full valuation allowance on its deferred tax assets as of September 30, 2026.
The income tax provision was immaterial for both the three and nine months ended September 30, 2026 and 2025. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. The U.S. effective tax rate is less than 1% and is due to minimum state tax. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.
As of September 30, 2026 and December 31, 2025, the Company had $2.5 million of total unrecognized tax benefits. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefits would reduce the Company’s effective tax rate due to the full valuation allowance on the Company’s deferred tax assets.
The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2026 and 2025, the Company recorded immaterial amounts related to the accrual of interest and penalties.
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
The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenue	$298,671	$83,567	$569,670	$213,375
Less:
Product costs	77,009	25,672	148,770	64,011
Depreciation	5,128	4,071	14,195	11,109
Amortization	53,246	3,579	64,747	10,736
Other manufacturing overheads	9,170	5,528	21,743	16,414
Gross profit	154,118	44,717	320,215	111,105
Less:
Acquisition related costs	21,288	126	37,417	3,560
Interest income	(1,487)	(8,275)	(21,342)	(16,832)
Other segment items (a)	129,964	60,880	286,848	176,447
Net income (loss)	$4,353	$(8,014)	$17,292	$(52,070)
(a)Other segment items include research and development expenses and selling, general and administrative expenses, primarily in the nature of nonmanufacturing expenses including salaries and stock-based compensation for employees, consulting expenses, depreciation and amortization expenses, interest expense, certain other expenses, and taxes.
Note 10. Commitments and Contingencies
Legal Matters
From time to time, the Company may be a party to various litigation claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with legal counsel, the need to record a liability for litigation and contingencies. Accrual estimates are recorded when and if it is determined that such a liability for litigation and contingencies are both probable and reasonably estimable. We did not have any amounts accrued towards these matters as of September 30, 2026.
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
Purchase Commitments
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help ensure adequate component supply, the Company enters into agreements with the Company’s contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by the Company. In addition, the Company has a multi-year agreement to purchase minimum quantities of micro-electro-mechanical systems ("MEMS") wafers and is responsible for research and development, tooling, and samples cost under the agreement. A portion of the Company’s reported purchase commitments arising from these agreements consists of firm, non-cancelable purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to when production starts. However, in situations where the Company is unable to cancel, reschedule, or adjust the purchase commitment due to changing customer demand, excess inventories could result in material inventory provisions. Furthermore, in connection with the Company’s acquisition of the Timing business, pursuant to the TSA, Renesas has committed, subject to certain conditions, to provide specified annual wafer capacity to support the Timing business products and to use reasonable best efforts to provide additional wafer capacity during the applicable transition period. Total future non-cancelable purchase commitments as of September 30, 2026 were as follows:

(in thousands)
Remainder of 2026	$20,571
2027	25,177
2028	14,066
2029	3,096
Total	$62,910
Note 11. Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$4,353	$(8,014)	$17,292	$(52,070)
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	30,134	26,048	27,656	24,551
Dilutive effect of employee equity incentive plans	1,036	—	980	—
Weighted average shares used to compute diluted net income (loss) per share	31,170	26,048	28,636	24,551
Net income (loss) attributable to common stockholders per share, basic	$0.14	$(0.31)	$0.63	$(2.12)
Net income (loss) attributable to common stockholders per share, diluted	$0.14	$(0.31)	$0.60	$(2.12)
Potential dilutive securities include dilutive common shares from share-based awards attributable to the restricted stock unit awards calculated using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share if either their exercise price exceeded the average market price during the period, or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. During the three months ended September 30, 2026 and 2025, the Company had 3,676 and 439,954 potential shares from restricted stock units that are anti-dilutive, respectively. During the nine months ended September 30, 2026 and 2025, the Company had 3,593 and 474,878 potential shares from restricted stock units that are anti-dilutive, respectively.
The Company calculates diluted earnings per share for its convertible senior notes using the if-converted method. For the three and nine months ended September 30, 2026, the shares issuable upon conversion of the convertible senior notes were excluded from diluted earnings per share because the effect of including such shares would have been anti-dilutive. The related capped call transactions were also excluded from diluted earnings per share because they are anti-dilutive.
Note 12. Related Party Transactions
In connection with the acquisition of the Timing Products Division from Renesas Electronics Corporation, the Company entered into certain transition and other agreements with Renesas. Under these arrangements, Renesas provides certain transition services to the Company and the parties reimburse each other for certain costs incurred in connection with the TPD business.
The following table summarizes transactions and balances with Renesas:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026

	(in thousands)
Revenue (1)	$4,679	$4,679

Operating expenses	$2,994	$2,994
Cost of Revenue	18,219	18,219
Total Cost of Revenue and Operating Expenses	$21,213	$21,213

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Accounts payable due to Renesas	$7,091	$—
Accrued expenses due to Renesas	$9,163	$—
Accounts receivable from Renesas (1)	$69,816	$—
Other assets	$386	$—
(1)    Includes amounts billed to Renesas for transactions in which Renesas is the customer and excludes amounts related to transactions in which Renesas acts as an agent on behalf of SiTime.
Note 13. Subsequent Events

On November 4, 2026, the Company announced a three-for-one forward stock split of the Company’s issued common stock to be effected through the filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Amendment”), with the Secretary of the State of Delaware. The Amendment will result in a proportionate increase in the number of shares of authorized common stock. As a result of the forward stock split, each record holder of common stock as of the close of market on December 3, 2026 will receive two additional shares of common stock, to be distributed after the close of market on December 4, 2026.

The following table reflects basic and diluted weighted average shares and net income per share on an unaudited pro forma basis giving effect to the forward stock split as if it had been effective for all periods presented:

			Pro Forma (Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders	$4,353		$(8,014)		$17,292		$(52,070)
Weighted-average shares outstanding
Weighted average shares used to compute basic net income (loss) per share	90,403	—	78,145	—	82,969	—	73,653
Dilutive effect of employee equity incentive plans	3,108		—		2,940		—
Weighted average shares used to compute diluted net income (loss) per share	93,511		78,145		85,909		73,653
Net income (loss) attributable to common stockholders per share, basic	$0.05		$(0.10)		$0.21		$(0.71)
Net income (loss) attributable to common stockholders per share, diluted	$0.05		$(0.10)		$0.20		$(0.71)

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
Overview
The ability to accurately measure and reference time has been essential to humankind’s greatest inventions and technological advances. Timing technology has continued to evolve over centuries, underpinning broader technological evolution and is the heartbeat of digital electronic systems. Timing ensures that the system runs smoothly and reliably by providing and distributing clock signals to various critical components such as central processing units, communication and interface ICs, and radio frequency components. As electronics evolve to deliver higher performance, connectivity, and intelligence, even in increasingly challenging environments, while also being more complex and size-constrained, we believe they will require more sophisticated timing solutions than legacy quartz crystal-based technologies can provide. Precision timing, a category that SiTime created ("Precision Timing") fills this need with the performance, resilience, reliability, power, size, and cost that is required by these applications.
We are a leading provider of Precision Timing solutions for the global electronics industry. Our Precision Timing products are the heartbeat of our customers’ electronic systems, providing the timing functionality that is needed for electronics to operate reliably and accurately. We provide Precision Timing solutions that are differentiated by high performance, high resilience, and high reliability, along with programmability, small size, and low power consumption. Our products have been designed into more than 400 applications across our target markets, including artificial intelligence ("AI") systems, datacenter, communications, and enterprise, automotive, industrial, aerospace, defense, mobile, Internet of Things ("IoT"), and consumer. Our current solutions include various types of oscillators, as well as clock integrated circuits ("ICs"), resonators, and synchronization software.
On July 1, 2026, we completed our acquisition of the timing business of Renesas Electronics Corporation (the “Timing business”). The Timing business adds a complete clocking portfolio, including the VersaClock and Femto Clock families and application-specific clocks such as PCI Express clocks. The purchase consideration consisted of $1,499.3 million in cash and 3,558,691 shares of our common stock.
In May 2026, we issued $1,350.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031, the proceeds of which were used to fund a portion of the cash consideration.
We believe that the total timing market is approximately $11 billion in size and growing. Since our founding, we have focused on the high-end portion of the market, i.e. Precision Timing. Historically, our revenue has been substantially derived from sale of oscillator systems across our target end markets and we currently are benefiting from strong growth in AI datacenter deployments.
Our Precision Timing solutions are based on four fundamental areas of technical expertise: micro-electro-mechanical systems (“MEMS”), analog mixed-signal design, advanced system-level integration, and software. This expertise, along with the knowledge of our customers' systems, gives our products a significant edge as we address customers’ complex timing problems. We believe our MEMS-based products are differentiated from those of the quartz-based oscillator and resonator providers, who typically have expertise in designing and manufacturing resonator components, but usually outsource the analog circuit design and packaging. We have a deep understanding of the mechanical, electrical, and thermal properties of materials, which is a key requirement for developing our proprietary MEMS processes. To maximize MEMS first-silicon success, we have also developed our own MEMS simulation tools. Our MEMS resonators are made using semiconductor technology which has significant benefits in features, performance, manufacturing, and cost. With the addition of the Timing business, we also offer quartz-based timing products, which allows us to serve a broader range of customer requirements.
Compared to traditional clock IC suppliers, we are different in that we design the resonator in-house and can integrate it into the clock IC package. Our analog/mixed-signal die are developed using industry-standard processes and deliver high levels of performance using programmable phase-locked loops, temperature sensors, regulators, data converters, drivers and other building blocks. For our MEMS-based clock products, we do not rely on third-party quartz vendors to provide the resonator clock reference that is required for the clock IC to function. Our expertise creates supply chain advantages for us and most importantly, enables us to design and build complete timing systems that result in performance advantages, providing a complete solution to the customer.
Today’s newer applications are driving the need for faster connectivity and lower latency, even when the electronics is subject to non-ideal conditions. Our Precision Timing solutions are designed to be resilient to such harsh environmental stressors which provides a benefit to our customers. For example, AI infrastructure equipment is becoming more dense, and is subject to rapid temperature changes within the system, but still must deliver maximum performance and reliability. In the communications market, a 5G small cell radio mounted on a pole next to a road or rail line is subject to the vibration of passing heavy trucks or trains. These conditions make our Precision Timing solutions a natural choice in such applications. Our solutions are also utilized in automotive electronics, including advanced driver assistance systems for self-driving cars, which require increased timing accuracy. For the industrial market, our products offer programmability and high reliability for the diverse operating conditions of industrial equipment, including high temperatures, mechanical shock, and vibration. For the aerospace and defense market, our solutions provide high reliability and lower acceleration sensitivity for end products that operate in rugged conditions. For the mobile, IoT and consumer market, our timing solutions offer high performance at optimal power consumption and size, as our customers fit more functionality into smaller devices.
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
With the addition of the Timing business, SiTime offers a comprehensive portfolio of timing products—oscillators, clocks, and resonators, in both MEMS-based and quartz-based technologies combined with synchronization software and deep engineering expertise in Precision Timing solutions.
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
We operate a fabless business model, where we outsource manufacturing to semiconductor industry suppliers, which allows us to focus on, and excel in, the design, marketing, and sales of our products. A fabless infrastructure gives us production flexibility and the ability to scale capacity up and down to meet demand. While this model allows us to operate with lower capital expenditure investment than other semiconductor companies that own fabrication plants ("fabs"), we may be required to make such investments from time to time primarily to strengthen our supply chain and optimize our costs. These investments could put downward pressure on our gross margins if demand for our products does not materialize as expected. Further, this model could also subject us to supply constraints, when demand for our products is higher than anticipated, resulting in increased costs and impacting our gross margins. Our programmable architecture also plays a key role in ensuring optimal production flexibility. In contrast to products offered by traditional timing device suppliers, our MEMS-based products are batch produced and then custom programmed to customer needs, allowing us to offer shorter lead times and the ability to meet custom requirements more easily.
Results of Operations
Revenue
We derive revenue primarily from sales of Precision Timing solutions to distributors. We also sell products directly to some of our end customers. Our sales are made pursuant to standard purchase orders which may be cancelled, reduced, or rescheduled, with little or no notice. We recognize product revenue upon shipment when we satisfy our performance obligations as evidenced by the transfer of control of our products to customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products. During 2026, demand for our products was positively impacted by increased investment in AI and datacenter related applications. The extent and duration of this demand remain uncertain, and there can be no assurance that AI and datacenter related market growth or customer spending will continue at current levels in future periods. Additionally, our revenue was also positively impacted by the sales of TPD products following the acquisition of the Timing Business that closed on July 1, 2026.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Revenue	$298,671	$83,567	$215,104	257%	$569,670	$213,375	$356,295	167%
Revenue increased by $215.1 million, or 257% and $356.3 million, or 167%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year. The increase in both periods was driven by growth across all markets, including increased demand for our products in AI and datacenter applications, as well as $86.3 million from sales of TPD products following the acquisition of the Timing business, resulting in higher sales volume, changes in product mix and higher average selling prices.
Our top three customers by revenue, which are distributors, together accounted for approximately 53% and 58% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and 57% and 59% of our revenues for the nine months ended September 30, 2026 and 2025, respectively.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists of wafers acquired from third-party foundries, assembly, packaging, and test cost of our products paid to third-party contract manufacturers, amortization of acquired intangibles, amortization of inventory step-up costs, and personnel and other costs associated with our manufacturing operations. Cost of revenue also includes depreciation of production equipment, inventory write-downs, shipping and handling costs, and allocation of overhead and facility costs. We also include credits for rebates received from third-party contract manufacturers in cost of revenue.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Cost of Revenue	$144,553	$38,850	$105,703	272%	$249,455	$102,270	$147,185	144%
Gross Profit	$154,118	$44,717	$109,401	245%	$320,215	$111,105	$209,110	188%
Gross Margin	51.6%	53.5%			56.2%	52.1%
Gross profit increased by $109.4 million in the three months ended September 30, 2026 compared to the same period in the prior year. Gross profit increased $166.9 million mainly from higher revenue, which was partially offset by higher amortization from acquired intangibles of $49.7 million primarily driven by amortization of TPD related intangibles following the acquisition of the Timing business, higher other manufacturing and overhead costs of $4.8 million, consisting of depreciation and amortization, charges associated with inventory write-downs, and $3.0 million related to the amortization of inventory step-up costs. Gross profit increased at a lower rate than revenue, reflecting the impact of amortization of TPD related intangible assets and the inventory fair value step-up associated with the acquisition of the Timing business.
Gross profit increased by $209.1 million in the nine months ended September 30, 2026 compared to the same period in the prior year. Gross profit increased $274.0 million mainly from higher revenue, which was partially offset by higher amortization from acquired intangibles of $54.0 million primarily driven by amortization of TPD related intangibles following the acquisition, higher other manufacturing and overhead costs of $7.9 million, consisting of depreciation and amortization charges associated with inventory write-downs, and $3.0 million related to the amortization of inventory step-up costs.
Gross profit increased at a higher rate than revenue, resulting in an improvement in gross margin, partially offset by the impact of amortization of TPD acquired intangible assets and the inventory fair value step-up associated with the acquisition.
Gross margin was lower by 1.9% in the three months ended September 30, 2026 compared to the same period in the prior year. The gross margins decreased by 13.6% due to amortization of acquired intangibles, and 1.0% due to amortization of inventory step-up costs. This was partially offset by impact of leverage from higher revenue of 7.4%, and 5.3% due to improved mix of products shipped.
Gross margin was higher by 4.1% in the nine months ended September 30, 2026 compared to the same period in the prior year. The gross margins increased by 7.3% due to impact of leverage from higher revenue and increased 3.7% due to improved mix of products shipped. This was partially offset by the impact of Amortization of acquired intangibles of 6.3%, and 0.5% due to amortization of inventory step-up costs.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Operating Expenses:
Research and development	$62,412	$30,009	$32,403	108%	$131,266	$90,598	$40,668	45%
Selling, general and administrative	62,085	30,603	31,482	103%	147,322	85,689	61,633	72%
Acquisition related costs	21,288	126	21,162	16,795%	37,417	3,560	33,857	951%
Total operating expenses	$145,785	$60,738	$85,047	140%	$316,005	$179,847	$136,158	76%
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

Research and development expense increased by $32.4 million, or 108%, for the three months ended September 30, 2026, compared to the same period in the prior year, primarily due to an increase in higher engineering spend towards ongoing new product development of $17.2 million, higher other personnel costs of $11.4 million, higher stock-based compensation expense of $2.3 million and higher depreciation and amortization expense of $1.2 million due to investment in capital assets.
Research and development expense increased by $40.7 million, or 45%, for the nine months ended September 30, 2026, compared to the same period in the prior year, primarily due to higher engineering spend towards ongoing new product development of $19.1 million, an increase in headcount resulting in higher other personnel costs of $17.6 million, higher stock-based compensation expense of $2.3 million and higher depreciation and amortization expense of $1.9 million due to investment in capital assets.
Selling, General and Administrative
Selling, general and administrative expense consists of personnel costs, professional and consulting fees, accounting and audit fees, legal costs, field application engineering support, travel costs, advertising expenses, and allocated overhead costs. We expect sales, general and administrative expenses to continue to increase in absolute dollars as we increase our personnel and grow our operations, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
Selling, general and administrative expense increased by $31.5 million, or 103%, for the three months ended September 30, 2026, compared to the same period in the prior year, primarily due to higher other personnel costs of $9.2 million, increased amortization from acquired intangibles of $8.6 million driven by amortization of TPD related intangibles following the acquisition, higher stock-based compensation expense of $5.1 million due to an increase in headcount, higher sales commissions payouts from higher sales of $3.0 million, and higher consulting and legal fees of $2.1 million.
Selling, general and administrative expense increased by $61.6 million, or 72%, for the nine months ended September 30, 2026, compared to the same period in the prior year, primarily due to higher other personnel costs of $18.5 million, higher stock-based compensation expense of $16.1 million due to an increase in headcount, higher sales commissions payouts from higher sales of $9.7 million, increased amortization from acquired intangibles of $8.6 million driven by amortization of TPD related intangibles following the acquisition and higher consulting fees of $3.9 million.
Acquisition related costs
Acquisition related costs include legal, regulatory, consulting, and other costs incurred towards the acquisition of the Timing business, and also include changes in the fair value of the sales-based earnout liability related to our prior acquisition.
Acquisition related costs increased by $21.2 million for the three months ended September 30, 2026, primarily due to one-time costs of $21.5 million incurred towards the acquisition of the Timing business, partially offset by lower accretion of earnouts by $0.3 million.
Acquisition related costs increased by $33.9 million for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to one-time costs of $37.0 million incurred towards the acquisition of the Timing business, partially offset by lower accretion of acquisition consideration payable and earnouts of $1.1 million and $2.0 million respectively due to lower remaining amount payable.
We expect to incur incremental costs in 2026 and beyond for the acquisition of the Timing business which closed on July 1, 2026, as well as arising from changes in the fair value of the sales-based earnout liability.
Interest Income
Interest income consists primarily of interest income on short term investments.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Interest Income	$1,487	$8,275	$(6,788)	(82%)	$21,342	$16,832	$4,510	27%
Interest income decreased by $6.8 million or 82% for the three months ended September 30, 2026, compared to the same period in the prior year primarily driven by a decrease in the average investment balance due to the payment towards the acquisition of the Timing business during the period.

Interest income increased by $4.5 million or 27% for the nine months ended September 30, 2026, compared to the same period in the prior year due to an increase in the average investment balance during the period through funds raised in the convertible note offering in May 2026.
Interest Expense
Interest expense consists primarily of amortization of financing costs incurred.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Interest Expense	$(5,094)	$—	$(5,094)	100%	$(7,341)	$—	$(7,341)	100%
Interest expense increased by $5.1 million and $7.3 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in the prior year primarily due to the financing costs incurred towards the bridge loan facility established for the acquisition of the Timing business as well as financing costs related to the issuance of the Company's convertible senior notes and the revolving credit facility. The bridge loan facility closed upon the issuance of the convertible senior notes.
Other (Expense) Income, net
Other (expense) income, net consists primarily of foreign exchange gains and losses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Other (expense) income, net	$(199)	$(157)	$(42)	27%	$(691)	$53	$(744)	(1,404%)
Other expense, net, remained consistent for the three months ended September 30, 2026, compared to the same period in the prior year due to there being no material fluctuations from exchange rates.
Other income (expense), net, decreased by $0.7 million for the nine months ended September 30, 2026, compared to the same periods in the prior year primarily due to net unrealized losses on foreign exchange rates from activities in our foreign subsidiaries resulting from exchange rate fluctuations.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands except percentage)				(in thousands except percentage)
Income tax expense	$(174)	$(111)	$(63)	57%	$(228)	$(213)	$(15)	7%
Liquidity and Capital Resources
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $324.3 million and $16.8 million, respectively. From the available cash and cash equivalents as of June 30, 2026, we made a payment of $1,499.3 million on July 1, 2026, for the acquisition of the Timing business. Additionally, as of December 31, 2025, we also held $791.6 million of short-term investments in held-to-maturity securities that consisted of treasury bills. Our principal use of cash is to fund our operations, to support growth through capital investments, and to acquire complementary businesses, products, services or technologies in the future.

In February 2024, we entered into a Sales Agreement with Stifel, under which we may offer and sell from time to time at our sole discretion, up to an aggregate of 1,200,000 shares of our common stock, par value $0.0001 per share, through Stifel as our sales agent. We used the net proceeds from the shares of common stock offered and sold to replenish funds expended to satisfy anticipated tax withholding and remittance obligations related to the net settlement upon vesting of restricted stock unit awards (“RSU”) granted to employees under the equity incentive plans. During the three and nine months ended September 30, 2026, we did not sell any shares of its common stock through Stifel under the Sales Agreement.
In May 2026, the Company issued $1,350.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031, which was used to fund a portion of the consideration for the acquisition of the Timing business from Renesas. Also, on June 30, 2026, the Company established a $200.0 million revolving credit facility which was undrawn as of September 30, 2026.
Our purchase obligations primarily include non-cancelable purchase commitments from agreements with our contract manufacturers as well as a multi-year purchase agreement with commitment to purchase minimum quantities of MEMS wafers and research and development, tooling and sample cost under the agreement, and design and simulation licenses. For information about our contractual obligations refer to "Note 6 - Leases" and "Note 10 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for the period ended September 30, 2026.
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
The table below summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$64,407	$61,778
Net cash used in investing activities	(772,998)	(406,394)
Net cash provided by financing activities	1,016,182	365,620
Net increase in cash and cash equivalents	$307,591	$21,004
Operating Activities
In the nine months ended September 30, 2026, net cash provided by operating activities of $64.4 million was primarily due to a net income of $17.3 million and non-cash expenses of $216.1 million, offset by a change in operating assets and liabilities of $169.0 million. Non-cash expenses were mainly related to stock-based compensation expense, depreciation and amortization, amortization of financing costs, amortization of inventory step-up costs, change in fair value of sales based earnout liability, inventory write-down and net change in unrealized interest on held to maturity investments. The changes in operating assets and liabilities resulted in cash used in operations primarily due to increases in accounts receivable due to the timing of shipments, inventories as we built our inventory levels, and prepaid expenses and other assets due to the timing of payments to vendors, partially offset by an increase in accounts payable and accrued expenses primarily due to the timing of accrued payroll and related benefit payments.
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
In the nine months ended September 30, 2026, net cash used in investing activities was $773.0 million. We generated proceeds of $897.4 million from maturities of the short-term investments in held-to-maturity securities. These proceeds were offset by payments of $133.6 million to purchase short-term investments in held-to-maturity securities, $37.6 million to purchase manufacturing equipment and intangibles to support the general business operations, as well as cash consideration of $1,499.3 million associated with the acquisition of the Timing business.
Financing Activities
Our financing activities primarily consisted of proceeds received from issuance of convertible notes, partially offset by payment of related financing costs, payments for capped call transactions, payments of withholding taxes on RSUs, and payment of earnouts. During the nine months ended September 30, 2026, we did not sell any shares of our common stock through Stifel under the Sales Agreement. We collected proceeds of $1,350.0 million from the issuance of convertible notes, which was partially offset by payment of related financing costs of $39.6 million, payment for capped call transactions of $121.5 million, payment of tax withholdings on behalf of employees for net share settlement of $161.0 million, and earnouts of $11.8 million related to the Aura transaction.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and, to a lesser extent, in Canada, China, Finland, France, Germany, India, Japan, Korea, Malaysia, the Netherlands, Singapore, Taiwan, and Ukraine. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently have a hedging program with respect to foreign currency exchange risk.
Interest Rate Risk
We had cash and cash equivalents of $324.3 million and $16.8 million as of September 30, 2026 and December 31, 2025, respectively, consisting of bank deposits, money market funds and treasury bills. We also had short-term investments in held-to-maturity securities of $791.6 million consisting of treasury bills as of December 31, 2025. Such interest-earning instruments carry a degree of interest rate risk. During the nine months ended September 30, 2026, we have generated $21.3 million in interest income through our investment balance.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2026, a hypothetical 10% increase or decrease in market interest rates would change the fair value and related interest income on our interest-earning instruments by an increase or decrease of approximately $1.2 million for the nine months ended September 30, 2026.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Historically we have derived a significant portion of our revenue from a limited number of customers. We sell our products primarily through distributors, who in turn sell to our end customers. We also sell directly to our end customers. Our top three distributors by revenue together accounted for approximately 53% and 58% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and approximately 57% and 59% of our revenues for the nine months ended September 30, 2026 and 2025, respectively. Based on our shipment information, we believe that revenue attributable to our ten largest end customers accounted for 56% and 65% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and 60% and 64% of our revenue for the nine months ended September 30, 2026 and 2025, respectively. Although we sell our products through distributors on a purchase order basis, including, but not limited to, Pernas Electronics Co., Ltd., Arrow Electronics, Inc., and Quantek Technology Corporation, we have a development and supply agreement, with Apple Inc., which provides a general framework for certain transactions. This agreement continues until either party terminates for material breach. Under this agreement, we have agreed to develop and deliver new products to this end customer at its request, provided it also meets our business purposes, and have agreed to indemnify it for intellectual property infringement or any injury or damages caused by our products. This end customer does not have any minimum or binding purchase obligations to us under this agreement and could elect to discontinue making purchases from us with little or no notice. We expect the composition of our largest end customers to vary from period to period, and that revenue attributable to our largest ten end customers in any given period may decline over time. Our relationships with existing customers may deter potential customers who compete with these customers from buying our Precision Timing solutions.
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
We outsource the fabrication and assembly of all of our products to third parties that are primarily located in Germany and Asia. In addition, we conduct research and development activities in locations including the United States, Japan, the Netherlands, Taiwan, Ukraine, Finland, India, Canada, and China. We also conduct marketing and administrative functions in the United States, Japan, the Netherlands, China, Taiwan, Malaysia, Ukraine, and India. Members of our sales force are located in various locations outside of the United States. Certain of the critical functions for our business are performed in locations outside of the United States. In addition, approximately 95% and 93% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and 95% and 93% of our revenue for the nine months ended September 30, 2026 and 2025, respectively, was from distributors with ship-to locations outside the United States, although we believe the majority of our end customers are based in the U.S. based on sell-through information provided by these distributors. As a result of our international focus, we face numerous challenges and risks, including:
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
•heightened risk of terrorist acts;
•regional health issues and the impact of public health epidemics on employees and the global economy; and
•power outages and natural disasters.
These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer. For example, we rely on TSMC and UMC in Taiwan for the fabrication of our analog circuits and have engineering personnel in Taiwan and China and have sales force personnel in China. If political tensions between

China and Taiwan were to increase further, it could disrupt our business and adversely affect our financial condition and results of operations. In addition, given the ongoing political and military conflict in Russia and Ukraine, if the relationship between Russia and the United States worsens further, or we are restricted or precluded from continuing our operations in Ukraine, it could disrupt our business, our costs could increase, and our product development efforts, business, financial condition, and results of operations could be significantly harmed.
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
If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located primarily in Canada, China, Finland, India, Japan, Malaysia, the Netherlands, Taiwan, and Ukraine. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

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
Our revenue has fluctuated over time. Our revenue was $298.7 million and $83.6 million for the three months ended September 30, 2026 and 2025, respectively, and $569.7 million and $213.4 million for the nine months ended September 30, 2026 and 2025, respectively. You should not rely on our revenue for any previous quarterly or annual periods as any indication of our revenue for future fiscal periods. As we grow our business, our revenue may fluctuate in future periods due to a number of reasons, which may include macroeconomic conditions, slowing demand for our products, increasing competition, a decrease in the growth of our overall market or market saturation, or our failure to capitalize on growth opportunities.

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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with MEMS technology and advanced clock IC design expertise. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, changes in immigration policies or more robust enforcement of new or existing laws may negatively impact our ability to attract and retain personnel, including personnel with specialized technical expertise. Stricter immigration controls could also adversely affect the employment status of our non-U.S. engineers and other key technical employees, as well as our ability to hire new non-U.S. employees. If we fail to attract new personnel or fail to retain or motivate our current personnel, our business and future growth prospects could be adversely affected.
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
We have in the past, and may in the future, seek to acquire other businesses, products, or technologies, and such acquisitions may involve a number of risks. For example, on July 1, 2026, we completed the acquisition of certain assets related to the Timing business of Renesas ("the Renesas Acquisition"). The Renesas Acquisition subjects us to a number of additional risks that may adversely affect our business, financial condition, and results of operations, including the following: the operating performance of the acquired business following completion of the Renesas Acquisition may differ materially from our expectations; the attention of management may be diverted to the integration of the acquired assets rather than to current operations or the pursuit of other opportunities that could be beneficial to the Company; and the integration process may require significant time and resources, and we may not be able to manage the process successfully. While management currently anticipates that the Renesas Acquisition will be accretive to our net economic earnings per share beginning in fiscal year 2026, this expectation is based on preliminary estimates that may materially change. We may encounter additional acquisition and integration-related costs, fail to realize all of the anticipated benefits of the Renesas Acquisition, or be subject to other factors that affect preliminary estimates. We continue to assess the magnitude of these costs, and we may incur additional costs that we do not currently anticipate. Although we expect that the Renesas Acquisition to result in various benefits, including synergies, and other financial and operational benefits, there can be no assurance regarding when or the extent to which we will be able to realize these benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the acquired business can be operated in the manner we intend. Events outside of our control, including but not limited to regulatory changes or developments, could also adversely affect our ability to realize the anticipated benefits from the Renesas Acquisition. Thus, the integration of the Renesas Acquisition may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired business will perform in accordance with our expectations or that our expectations with respect to Renesas Acquisition will materialize. In addition, our anticipated costs to achieve the integration of the Acquired business may differ significantly from our current estimates.
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
Our ability to make such acquisitions and successfully integrate personnel, technologies, or operations of these acquired businesses is unproven. If we complete acquisitions, we may not achieve the combined revenue, cost synergies, or other benefits from the acquisition that we anticipate, strengthen our competitive position, or achieve our other strategic goals in a timely manner, or at all, and these acquisitions may be viewed negatively by our customers, financial markets, or investors. For example, following the closing of the Renesas Acquisition, we are relying on Renesas to supply certain products and provide certain services pursuant to the TSA, including support for customer deliveries. Any interruption, delay or deficiency in these services, or our inability to successfully transition such activities from Renesas to us or alternative third-party service providers within the anticipated timeframes, could disrupt our operations, impair our ability to meet customer demand, result in additional costs and adversely affect our business and operating results. In addition, any acquisitions we make may create difficulties in integrating personnel, technologies, processes, internal controls, and operations from the acquired businesses and in retaining and motivating key personnel. For example, if we fail to successfully integrate Renesas employees into our corporate culture, or fail to integrate the products, features, and technologies associated with the Renesas Acquisition in a timely fashion, our business and reputation could be significantly harmed. We may encounter challenges with incorporating the acquired products, features, and technologies while maintaining quality and security standards, or we may fail to identify security vulnerabilities in acquired technology, assets, or data, prior to integration with our technology and systems. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, cause us to forgo other potential transactions or internal projects, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, and results of operations. We may also encounter difficulties integrating the manufacturing, supply chain and other operational arrangements associated with the Renesas Acquisition, including transitioning relationships with third-party suppliers, manufacturers, and service providers. Any disruption in these arrangements, inability to secure adequate supply on acceptable terms, delays in qualifying alternative suppliers or manufacturing processes, or other difficulties in transitioning these operations could adversely affect our ability to manufacture and deliver acquired products, increase our costs and adversely affect our business and results of operations. Acquisitions may also reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities, or the incurrence of debt, any of which could harm our business, financial condition, and results of operations. Further, acquisitions may result in charges such as acquisition-related expenses, write-offs, restructuring charges, or future impairment of goodwill, as well as contingent liabilities, adverse tax consequences, additional share-based compensation expense, and other charges that could adversely affect our results of operations.
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
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for credit losses. Based on our review of our customers annually and as of September 30, 2026, substantially all of which are large distributors, OEMs, and system manufacturers, we had $0.1 million in allowance for credit losses as of September 30, 2026 and December 31, 2025. However, if our credit losses were to exceed our current or future allowance for credit losses, our business, financial condition, and results of operations would be adversely affected.
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
In May 2026, we issued $1,350.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031 (the “Notes”). In addition, on June 30, 2026, we entered into a Credit Agreement with Wells Fargo Bank, National Association as administrative agent and the lenders party thereto (the “Credit Agreement”), which provides a $200.0 million revolving credit facility. No amounts were outstanding under the revolving credit facility as of September 30, 2026. We may enter into other financing arrangements from time to time.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent the misappropriation, infringement, or other violation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation, infringement, or other violation is uncertain, particularly in countries outside of the United States. As of September 30, 2026, we had 277 issued U.S. patents, expiring generally between 2026 and 2045, and 57 pending U.S. patent applications (including 9 provisional applications). We also had 16 foreign issued patents expiring between 2036 and 2041 and 31 pending foreign patent applications. Our issued patents and pending patent applications generally relate to our MEMS fabrication process, MEMS resonators, circuits, packaging, oscillator systems and timing and synchronization systems. We cannot assure you that any patents from any pending patent applications (or from any future patent applications) will be issued, and even if the pending patent applications are granted, the scope of the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by third parties, be narrowed or declared invalid or unenforceable in judicial or administrative proceedings including re-examination, inter partes review, post-grant review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, or be subject to ownership claims by third parties. The failure of our patents to adequately protect our technology may make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is less comprehensive than our U.S. patent protection and may not protect our intellectual property rights in some countries where our products are sold or may be sold in the future. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Further, we are currently unable to take advantage of selling our products online in certain countries where we do not own trademarks for our corporate name. Many U.S.-based companies have encountered substantial third-party intellectual property infringement in foreign countries, including countries where we sell products. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, and results of operations could be adversely affected.
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
Based on the latest filings with the SEC, holders of 5% or more of our common stock and their affiliates, beneficially owned approximately 41.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2026. As a result, this group of stockholders has the ability to significantly influence us through this ownership position.
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

SiTime Corporation

Date: November 4, 2026	By:	/s/ Elizabeth A. Howe
Elizabeth A. Howe Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)